Form 10QSB
period 1996-03-31
CALIFORNIA PRO SPORTS INC
filed 1996-05-21
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB


(Mark One)
  ( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                                --------------
                                       OR

  (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from        to
                                               ------    ------
                         Commission file number 0-25114


                          CALIFORNIA PRO SPORTS, INC.
                        -----------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               84-1217733
              --------                               ----------
    (State or other jurisdiction of           (I.R.S. Employer I.D. #)
    incorporation or organization)

                 8102 White Horse Road, Greenville, SC  29611
             -----------------------------------------------------
              (Address of principal executive office)  (Zip Code)

                                (864) 294-5370
                                --------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,033,511 common shares, par value $.01 per share, outstanding at May 13, 1996.

Transitional Small Business Disclosure Format (Check One)   YES        NO   X
                                                               ------    ------


                  Page 1 of ___  total pages on this document.

                          CALIFORNIA PRO SPORTS, INC.

                                AND SUBSIDIARY



PART I.      FINANCIAL INFORMATION

PART II.     OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                MARCH 31, 1996
                                 (Unaudited)

                                    ASSETS

CURRENT ASSETS:
  CASH                                                   $   16,567
  ACCOUNTS RECEIVABLES, LESS ALLOWANCE
    FOR DOUBTFUL ACCOUNTS OF $81,823                      2,799,775
  DUE FROM RELATED PARTIES                                  318,958
  INVENTORIES                                             3,418,686
  PREPAID EXPENSES AND OTHER                                457,769
                                                         ----------
TOTAL CURRENT ASSETS                                      7,011,755
                                                         ----------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION                                              902,260
INTANGIBLE AND OTHER ASSETS, NET OF
  ACCUMULATED AMORTIZATION                                1,657,812
                                                         ----------
                                                          2,560,072
                                                         ----------
                                                         $9,571,827
                                                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  NOTE PAYABLE BANK                                      $2,927,904
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    ACCOUNTS PAYABLE PLAYMAKER                              896,863
    OTHER ACCOUNTS PAYABLE, TRADE AND ACCRUED               888,433
    OFFICERS/SHAREHOLDERS                                   260,000
                                                         ----------
TOTAL CURRENT LIABILITIES                                 4,973,200
                                                         ==========

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK $0.01 PAR VALUE, AUTHORIZED
    5,000,000 SHARES; NO SHARES ISSUED
  COMMON STOCK, $0.01 PAR, AUTHORIZED 10,000,000
    SHARES; ISSUED AND OUTSTANDING 3,783,511 SHARES          37,835
  WARRANTS                                                  394,200
  CAPITAL IN EXCESS OF PAR                                4,727,492
  DEFICIT                                                  (560,900)
                                                         ----------
TOTAL SHAREHOLDERS' EQUITY                                4,598,627
                                                         ----------
                                                         $9,571,827
                                                         ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                     1996         1995
                                                     ----         ----
NET SALES                                        $1,786,675     $2,939,247
                                                 ----------     ----------
COST OF SALES:
  SUBSTANTIALLY FROM A RELATED PARTY                889,096      1,989,444
  OTHER                                             546,300        118,640
                                                 ----------     ----------
                                                  1,435,396      2,108,084
                                                 ----------     ----------
GROSS PROFIT                                        351,279        831,163
                                                 ----------     ----------
OPERATING EXPENSES:
  SALES AND MARKETING EXPENSE                       303,094        476,256
  GENERAL AND ADMINISTRATIVE EXPENSE                473,851        551,604
  DEPRECIATION AND AMORTIZATION                     166,516        136,717
  CONSULTING FEES, RELATED PARTY                     30,000         30,000
                                                 ----------     ----------
                                                    973,461      1,194,577
                                                 ----------     ----------
LOSS FROM OPERATIONS                               (622,182)      (363,414)
                                                 ----------     ----------
OTHER EXPENSES (INCOME):
  INTEREST EXPENSE:
    RELATED PARTY                                                    2,840
    OTHER                                            75,941         78,126
  FOREIGN CURRENCY LOSS                               1,161         26,601
  ROYALTY INCOME AND OTHER                          (15,000)
                                                 ----------     ----------
                                                     62,102        107,567
                                                 ----------     ----------
LOSS BEFORE INCOME TAXES                           (684,284)      (470,981)
INCOME TAX BENEFIT                                  293,000        160,300
                                                 ----------     ----------
NET LOSS                                         $ (391,284)    $ (310,681)
                                                 ==========     ==========
NET LOSS PER SHARE                               $     (.10)    $     (.10)
                                                 ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                       3,783,511      3,218,444
                                                 ==========     ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)

                                                                      CAPITAL
                                     COMMON STOCK                    IN EXCESS
                                  SHARES       AMOUNT     WARRANTS     OF PAR       DEFICIT        TOTAL
                                 ---------     -------    --------   ----------    ----------    ----------
BALANCES, JANUARY 1, 1996        3,783,511     $37,835    $394,200   $4,727,492    $(169,616)    $4,989,911
NET LOSS FOR THREE MONTHS
  ENDED MARCH 31, 1996                                                              (391,284)      (391,284)
                                 ---------     -------    --------   ----------    ---------     ----------
BALANCES, MARCH 31, 1996         3,783,511     $37,835    $394,200   $4,727,492    $(560,900)    $4,598,627
                                 =========     =======    ========   ==========    =========     ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                            $ (391,284)    $ (310,681)
                                                      ----------     ----------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                          166,516        136,717
  PROVISION FOR BAD DEBTS                                 10,215         14,587
DECREASE (INCREASE) IN ASSETS:
  ACCOUNTS RECEIVABLE                                  1,742,592      2,049,802
  DUE FROM RELATED PARTIES                               (20,381)         5,460
  INVENTORIES                                           (850,421)      (828,085)
  PREPAID EXPENSES                                      (185,801)      (252,066)
INCREASE (DECREASE) IN LIABILITIES:
  ACCOUNTS PAYABLE PLAYMAKER                             688,131     (2,599,425)
  OTHER                                                 (600,525)    (1,235,018)
                                                      ----------     ----------
TOTAL ADJUSTMENTS                                        950,326     (2,708,028)
                                                      ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      559,042     (3,018,709)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                   (40,035)      (210,402)
                                                      ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                    (40,035)      (210,402)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  DECREASE IN BANK OVERDRAFT                                            (35,499)
  PROCEEDS FROM NOTES PAYABLE, RELATED PARTIES           170,000
  REPAYMENT OF NOTES PAYABLE:
    BANK                                                (584,844)    (1,252,979)
    RELATED PARTIES                                                    (409,000)
    OTHER                                                              (150,000)
  NET PROCEEDS FROM ISSUANCE OF COMMON STOCK
    AND WARRANTS                                                      5,126,966
  DEFERRED FINANCING COSTS                               (95,806)       (40,000)
                                                      ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (510,650)     3,239,488
                                                      ----------     ----------
NET INCREASE IN CASH                                       8,357         10,377
CASH BEGINNING                                             8,210
                                                      ----------     ----------
CASH ENDING                                           $   16,567     $   10,377
                                                      ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID FOR INTEREST                              $   75,941     $  133,508
                                                      ----------     ----------
  CASH PAID FOR INCOME TAXES                          $   98,479     $   25,575
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    ISSUANCE OF $0,000 SHARES OF COMMON STOCK IN
      CANCELLATION OF A NOTE PAYABLE                                 $  200,000
                                                                     ==========
    DEFERRED OFFERINGS COSTS DEDUCTED FROM THE
      THE PROCEEDS OF THE INITIAL PUBLIC OFFERING                    $  816,452
                                                                     ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                  Three Months Ended March  31, 1996 and 1995
                                  (Unaudited)



1.   The interim financial statements:

     The interim financial statements have been prepared by California Pro Sports, Inc. ("CPS" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, which include normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1995, annual report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.   Organization:

     The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. and its wholly-owned subsidiary, California Pro, Inc. ("CP"), which was formed in January 1993 for the purpose of acquiring California Pro USA Corporation, subsequently renamed "SCYL, Inc." and dissolved in 1994. Intercompany transactions has been eliminated in consolidation.

     The Company sells in-line skates and accessories under the brand names California Pro and Rolling Thunder to retail sporting goods stores principally in North America. Substantially all in-line skates and accessory products are manufactured by PlayMaker Co., Ltd. ("PlayMaker"), a minority shareholder of the Company . In August 1994, the Company began selling snowboards and accessories under the Kemper brand name to retail sporting goods stores in North America, and distributors in Europe and Japan.

3.   Shareholders' Equity:

     Initial Public Offering:

     On January 25, 1995, the Company completed an initial public offering of 1,200,000 shares of common stock at $4.50 per share, and 1,200,000 warrants (the "Warrants") at $0.25 per warrant. Each Warrant is exercisable through January 1998 and allows for the purchase of one share of common stock at an exercise price of $6.00 per share. In March 1995, the Representative of the underwriters exercised its option to purchase an additional 180,000 Warrants at $0.25 per Warrant to cover over-allotments. The Company sold the securities to the Representative at a discount of 10% of the public offering price and paid the Representative a non-accountable expense allowance of 3% of the gross proceeds of the public offering. The Company also sold to the Representative for $100, warrants to purchase 120,000 shares of common stock at $7.20 per share, and warrants to purchase 120,000 Warrants at $.30 per Warrant. The Warrants to purchase common stock and the Warrants to purchase Warrants are exercisable beginning January 1996 through January 2000. After deducting offering expenses, the Company received net proceeds from the offering of approximately $4,200,000.

                   CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARY

                  Three Months Ended March  31, 1996  and 1995
                                  (Unaudited)



3.   Shareholders' Equity - (Continued):

     Exercise of Warrants:

     In January 1995, warrants to purchase 74,623 shares of restricted common stock at $0.75 per share were exercised. The Company received proceeds of $55,967.

     Issuance of Warrants:

     In connection with the initial public offering, the holders of the Company's convertible promissory notes exercised their option to purchase 490,000 warrants at the price of $0.10 per warrant. The Company received net proceeds of $49,000. These warrants have been registered by the Company for resale by the holders and have the same terms and rights as the Warrants sold in the initial public offering.

     Issuance of Common Stock:

     In January 1995, one option holder exercised his option to purchase 80,000 shares of common stock at $2.50 per share. The holder surrendered a promissory note made to him by the Company in the principal amount of $200,000 in exchange for the stock.

                                    ITEM TWO

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



*    INTRODUCTION:

     The Company imports and distributes products in two participant sports categories. In-Line Skates and related accessory products are marketed under the brand names California Pro/TM/ and Rolling Thunder/TM/, and since August 1, 1994, snowboards and snowboard accessory products have been marketed under the Kemper/R/ brand. The Company purchases most of its in-line skate products from a Taiwanese manufacturer which is a minority shareholder of the Company. Substantially all of its snowboards are purchased from an Austrian supplier and snowboard accessory products are purchased from both domestic and foreign suppliers.

     The Company sells its skate products principally to major retail sporting goods chains in North America and to U.S. Military Exchanges worldwide, through independent sales representative groups, under an exclusive royalty free perpetual license. Snowboard products are sold to regional sporting goods chains and specialty shops through independent sales agencies in the U.S. and Canada and directly by the Company to foreign distributors. The Company plans to pursue additional channels of distribution for each brand.

     On March 31, 1996, the Company had purchase orders for future delivery of products of approximately $2.6 million, compared with $4.7 million at March 31, 1995. The decrease in the Company's backlog of orders is attributable to some of the Company's in-line skate customers having sufficient inventory within the in-line skate category, thereby delaying their Spring 1996 orders. Although purchase orders are subject to cancellation in the normal course of business, the Company expects to fill most of the current orders by the end of the third quarter of 1996.

     In 1995, the Company introduced two new in-line skate designs.  One of the models has a twin chassis that allows a skater to move with the terrain. Each pivoting chassis acts as a suspension system, thereby reducing shock. The other new introduction was the Blackhawk series. This new design incorporates a two piece mold and a cuffed vented boot with
     increased support based on a harder shell material.   A two-buckle closure
     gives a more open look. The Company markets this line for both male and female adults as well as for the youth market.

     The snowboard business is strongest during the third and fourth quarter, however industry trade shows and other sales, marketing and administrative costs are incurred during the first quarter.

                                      ITEM TWO

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



*    RESULTS OF OPERATIONS:

     The following table sets forth the Company's sales in units for its major product categories for the periods indicated:

                                                           Three Months Ended
                                                                March 31
                                                              1996     1995
                                                              ----     ----
      California Pro
      In-Line Skates.......................................  31,700   50,700
      Protective Equipment.................................  11,800   14,900
      Accessories..........................................   7,400   11,000

      Kemper
      Snowboards...........................................   2,100      500
      Bindings.............................................   3,900      800
      Accessories..........................................   3,000    1,900

The following table sets forth the Company's sales by major product category for the period indicated:

                                                        Three Months Ended
                                                               March 31
                                                      1996    %     1995   %
                                                      ----    -     ----   -
                                                        (Dollars in thousands)

      California Pro
      In-Line Skates...............................  1,270   71     2,410   82
      Protective Equipment.........................    128    7       144    5
      Accessories..................................     40    2       220    7

      Kemper
      Snowboards...................................    198   11        66    2
      Bindings.....................................    139    8        49    2
      Accessories..................................     12    1        50    2


                                   ITEM TWO

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




*    Three Months Ended March 31, 1996  Compared to March 31, 1995:

     Net Sales:

     Net sales for the three months ended March 31, 1996 decreased by $1,152,572 or approximately 39% compared to the three months ended March 31, 1995. Net sales of the Company's in-line skate products for the three months ended March 31, 1996 decreased by $1,336,628 or approximately 48%. This decrease was attributable to the decreased unit sales with respect to the Company's in-line skate business. Sales under the Kemper brand increased by $184,056.

     Gross Profit:

     Gross profit decreased by $479,884 for the 1996 period as compared to the 1995 period. Gross profit as a percent of sales decreased from 28.3% to 19.7%, primarily due to sales at substantially below normal selling prices in the quarter ended March 31, 1996.

     Sales and Marketing Expenses:

     Sales and marketing expenses during the 1996 period decreased by $173,162, compared to the 1995 period. The primary reasons were (1) lower commissions earned by sales representatives of $119,726 as a result of the lower sales and (2) a reduction in certain of the selling and marketing expenses of the Kemper brand including trade shows, advertising, snowboard team riders.

     General and Administrative Expenses:

     During the three months ended March 31, 1996, general and administrative expenses decreased by $77,753, compared to the three months ended March 31, 1995. The primary cause of the decrease in the current period were decreased personnel costs of $44,530, due to the lower sales volume. Additionally, other costs such as product liability insurance, telephone and travel accounted for $24,586 of the decrease.

     Depreciation and Amortization:

     Depreciation and Amortization of purchased intangibles increased by $29,799 for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995. The cause of the increase was related to the depreciation expense on the Company's acquisition of new in-line skate molds.

                                      ITEM TWO

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



*    Three Months Ended March 31, 1996 Compared to March 31, 1995 - (Continued):

     Consulting Fees:

     Consulting fees remained the same for the quarters ended March 31, 1996 and 1995, respectively.

     Income/Loss from Operations:

     During the quarter   ended March 31, 1996,  the Company had a loss
     from operations of $622,182   compared to $363,414  for the quarter ended
     March 31, 1995. The primary reason for the increase in the loss was the lower sales and gross profit of the Company's in-line skate business.
     This result was partially offset by the lower operating costs of the Company's in-line skate business in the quarter ended March 31, 1996 compared to March 31, 1995.

     Other Expenses/Income:

     Other expenses during the 1996 period decreased by $45,465 compared to the 1995 period. The decrease was primarily attributable to a reduction in the loss incurred on foreign currency exchange, related to the Company's snowboard operations of $25,440 for the 1996 period compared to the 1995 period. The Company purchases its snowboards in Deutsch Marks. Additionally, royalty income of $15,000 was realized due to the minimum royalty earned under its agreement with Big 5, a division of Toyota Nissan, a Japanese company. Big 5 produces and distributes snowboards, and outerwear for the Japanese market.

     Income Tax Benefit/Expense:

     The Company had an income tax benefit of $293,000 for the current period which is to be offset against income tax expense expected to arise during the year ended December 31, 1996.

     Net Income/Loss:

     The net loss for the quarter ended March 31, 1996 was $391,284 compared to a net loss of $310,681 for the quarter ended March 31, 1995. The primary reason for the increase in the net loss was the lower sales and gross profit in the current quarter of the Company's in-line skate business, partially offset by a decrease in the regular operating expenses of the Company.

                                   ITEM TWO

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



*    Three Months Ended March 31, 1996 Compared to March 31, 1995 - (Continued):

     Liquidity and Capital Resources:

     In January 1995, the Company completed an initial public offering of 1,200,000 shares of common stock at $4.50 per share and 1,200,000 warrants at $.25 per warrant. The Company realized net proceeds of approximately $4.2 million.

     Net cash provided by operating activities was $559,042 for the quarter ended March 31, 1996 compared to cash used in operating activities of $3,018,709 for the quarter ended March 31, 1995. The increase is due to the Company increasing its accounts payable owed to PlayMaker for inventory purchases.

     The Company has continued to fund its operations from its credit facility with a bank, under a $5.5 million revolving line of credit.

     The Company's working capital position has decreased from $2,399,163 at December 31, 1995 to $2,038,555 at March 31, 1996.

     For payments to suppliers, the Company currently utilizes trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit.

     The Company's in-line skate sales are strongest late in the second and third quarters of each calendar year. Kemper product sales are strongest during the last two quarters of each year. Due to this seasonality, the Company anticipated that it may incur a significant loss in the first quarter of 1996.

     In March 1996, the Company received a loan from a Officer/Director of $170,000.

                                      PART II

                               OTHER INFORMATION



ITEM 5:  Other Information:

         In 1995, the Company formed another Delaware corporation, USA Skate Corporation ("Skate Corp."). On May 15, 1996, the Company completed the purchase of all of the capital stock of USA Skate Co., Inc. ("USA Skate"), a New York Corporation, from the USA Skate shareholders. The Company owns approximately 64% of Skate Corp's common stock. The consideration for the purchase by Skate Corp. was $3,650,000 cash, a $1,050,000 principal amount promissory note of Skate Corp. (The "Skate Corp. Note"), with interest at eight percent per annum and $300,000 in common stock of Skate Corp. Payment of the Skate Corp. Note will be guaranteed by the Company and also invidually by Henry Fong and Michael
         S. Casazza, Directors, Executive Officers and significant stockholders of the Company. In connection with Skate Corp.'s acquisition of the USA Skate stock, Warren Amendola ("Amendola"), will grant to USA Skate license rights, for the United States, Canada aned wherever else registered, to the VIC and VICTORIAVILLE trademarks and service marks under which USA Skate will be required to pay Amendola percentage royalties based on its sales, up to an aggregate maximum of $3 million. Payments of the royalties due under the license will be guaranteed by Skate Corp., the Company and Messrs. Fong and Casazza. Amendola also has agreed to enter into a five-year consulting and a ten-year non-compete agreement with the Company and Skate Corp. in return for $900,000 in common stock of the Company. The number of shares of the Company's Common Stock issued to Amendola was 400,000 and was based on 80% of the market value of the Company's Common Stock for the ten trading days immediately preceding the closing.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

               1. Form 8-K dated January 25, 1995, reporting "Other Events" under Item 5.

               2.  Form 8-K dated March 8, 1995, reporting "Other Events" under
                   Item 5 and Financial Statements under Item 7.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CALIFORNIA PRO SPORTS, INC.



     Date:  May 17, 1996                 By:  /s/ Michael S. Casazza
                                              --------------------------------
                                              Michael S. Casazza
                                              President/Chief Operating Officer



     Date:  May 17, 1996                 By:  /s/ Barry S. Hollander
                                              --------------------------------
                                              Barry S. Hollander
                                              Chief Financial Officer