Form 10QSB
period 1996-06-30
CALIFORNIA PRO SPORTS INC
filed 1996-08-20
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 (Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES ACT OF 1934

        For the transition period from            to
                                       ----------    ----------

                         Commission File Number 0-25114

                           CALIFORNIA PRO SPORTS. INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              84-1217733
                   --------                              ----------
          (State or other jurisdiction                 (IRS Employer
                of incorporation)                    Identification No.)




             8102 White Horse Road, Greenville, South Carolina 29611
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (864) 294-5370
                                 --------------
              (Registrantts telephone number, including area code)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES [X]                                             NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,219,511 common shares, par value $.01 per share, outstanding at August 14, 1996.

Transitional Small Business Disclosure Format (Check One) YES       NO   X
                                                              -----    -----


                   Page 1 of 20 total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.

                                AND SUBSIDIARIES






PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 3O, 1996
                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets:
  Cash                                                        $  1,536,047
  Accounts receivable, less allowance
   for doubtful accounts of $527,000                             8,539,911
  Due from related parties                                          41,087
  Inventories                                                    8,201,210
  Marketable securities (Note 5)                                   789,745
  Prepaid expenses and other                                       651,275
                                                              ------------
Total current assets                                            19,759,275
                                                              ------------

Property and equipment, net of
  accumulated depreciation                                       2,178,407
Intangible and other assets, net
  of accumulated amortization                                    9,440,043
                                                              ------------
                                                                11,618,450
                                                              ------------
                                                              $ 31,377,725
                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of:
    Long-term debt                                            $    279,904
    Due  to  related parties (Note  3)                           1,168,750
    License fee payable, related party (Note 3)                     66,094
  Notes payable:
    Bank                                                        10,537,707
    Convertible promissory notes, related parties(Note 3)        2,518,000
    Other                                                          486,172
    Officers/shareholders (Note 3)                               1,060,000
  Accounts payable and accrued expenses:
    Accounts payable, PlayMaker                                    945,372
    Other accounts payable, trade                                2,394,830
    Other accrued  expenses                                      1,885,892
                                                              ------------
Total current liabilities                                       21,342,721
                                                              ------------
Long-term debt, net of current portion                             528,652
Due to related parties, net of current portion (Note 3)            350,000
License fee payable, related party net of current
 portion (Note 3)                                                2,147,141
                                                              ------------

Total long-term debt                                             3,025,793
                                                              ------------
Minority interest                                                  924,140
                                                              ------------

Shareholders' equity:
  Common  stock, $.01 par value; authorized
    10,000,000  shares;  issued  and
    outstanding  4,219,511                                          42,195
  Warrants                                                         394,200
  Capital in excess of par                                       5,731,132
  Retained  earnings                                              (103,088)
  Cumulative foreign currency translation adjustment                20,632
                                                             -------------
Total shareholders' equity                                       6,085,071
                                                             -------------
                                                             $  31,377,725
                                                             =============


                See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATlONS

                    THREE MONTHS ENDED JUNE 30 1996 AND 1995
                                   (UNAUDITED)

                                                     1996             1995
                                                  -----------      -----------
  Net sales                                       $ 5,970,847      $ 4,968,691
                                                  -----------      -----------
  Cost of sales:
    Substantially from a related party              1,865,614        2,599,128
    Other                                           2,557,587          919,246
                                                  -----------      -----------
                                                    4,423,201        3,518,374
                                                  -----------      -----------

  Gross profit                                      1,547,646        1,450,317
                                                  -----------      -----------
  Operating expenses:
    Sales and marketing expense                       676,974          532,718
    General and administrative expense                416,428          597,630
    Depreciation and amortization                     252,719          137,549
    Consulting fees, related party                     54,000           30,000
                                                  -----------      -----------
                                                    1,400,121        1,297,897
                                                  -----------      -----------
  Income from operations                              147,525          152,420
                                                  -----------      -----------
  Other expenses (income):
    Interest expense:
      Related party                                    36,622
      Other                                           363,554           82,494
    Foreign currency loss                              34,659            4,023
    Royalty and other income                          (57,106)         (16,572)
    Net unrealized holding gain (Note 5)             (416,637)
    Gain on sale of investment
       in subsidiary (Note 6)                        (111,366)
    Gain from issuance of common stock
       by subsidiary (Note 7)                        (479,100)
                                                  -----------      -----------
                                                     (629,374)          69,945
                                                  -----------      -----------
  Income before income taxes and
    minority interest                                 776,899           82,475
  Income tax expense                                  303,000           27,940
                                                  -----------      -----------

  Income before minority interest                     473,899           54,535

  Minority interest                                     9,914
                                                  -----------      -----------
  Net income                                      $   483,813      $    54,535
                                                  ===========      ===========

  Net income per share                            $      0.12      $      0.02
                                                  ===========      ===========

  Weighted average number
    of shares outstanding                           4,081,313        3,623,182
                                                  ===========      ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 3O, 1996 AND 1995
                                   (UNAUDITED)

                                                   1996             1995
                                                ----------       -----------
Net sales                                       $ 7,757,522      $ 7,907,938
                                                -----------      -----------
Cost of sales:
  Substantially from a related party              2,987,275        4,588,574
  Other                                           2,871,322        1,037,885
                                                -----------      -----------
                                                  5,858,597        5,626,459
                                                -----------      -----------
Gross profit                                      1,898,925        2,281,479
                                                -----------      -----------
Operating expenses:
  Sales and marketing expense                       990,282        1,008,974
  General and administrative expense                880,065        1,149,234
  Depreciation and amortization                     419,235          274,266
  Consulting fees, related party                     84,000           60,000
                                                -----------      -----------
                                                  2,373,582        2,492,474
                                                -----------      -----------

Loss from operations                               (474,657)        (210,995)
                                                -----------      -----------
Other expenses (income):
  Interest expense:
    Related party                                    36,622            2,840
    Other                                           439,495          160,619
  Foreign currency loss                              35,821           30,624
  Royalty and other income                          (72,106)         (16,572)
  Net unrealized holding gain (Note 5)             (416,637)
  Gain on sale of investment in
    subsidiary (Note 6)                            (111,366)
  Gain from issuance of common stock
    by subsidiary (Note 7)                         (479,100)
                                                -----------      -----------
                                                   (567,271)         177,511
                                                -----------      -----------
Income (loss) before income taxes and
  minority interest                                  92,614         (388,506)
Income tax (expense) benefit                        (36,000)         132,360
                                                -----------      -----------

Income (loss) before minority interest               56,614         (256,146)
Minority interest                                     9,914
                                                -----------      -----------

Net income (loss)                                $   66,528     $   (256,146)
                                                ===========      ===========

Net income (loss) per share                     $      0.02     $      (0.07)
                                                ===========      ===========
Weighted average number
  of shares outstanding                           3,933,235        3,421,931
                                                ===========      ===========

                  See notes to consolidated financial statements.



                                          CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  SIX MONTHS ENDED JUNE 30, 1996
                                                            (UNAUDITED)

                                                                                                          Cumulative
                                                                                                           foreign
                                           Common stock                          Capital                   currency
                                      ----------------------                    in excess                 translation
                                      Shares          Amount        Warrants       of par       Deficit    adjustment     Total
                                      ------          ------        --------       ------       -------    ----------     -----

Balances, January 1, 1996            3,783,511      $ 37,835     $ 394,200      $ 4,727,492     $(169,616)               $4,989,911

Issuance of 400,000 shares
  of common stock (Note 3)             400,000         4,000                        896,000                                 900,000

Issuance of 36,000 shares of
  common stock in settlement of
  an account payable                    36,000           360                        107,640                                 108,000

Net income for the six months
  ended June 30, 1996                                                                              66,528                    66,528

Cumulative foreign currency
  translation adjustment                                                                                     $20,632         20,632
                                     ---------      ---------      ---------    -----------     ---------    -------     ---------

Balances, June 30, 1996              4,219,511     $  42,195        394,200     $ 5,731,132     $(103,088)   $20,632     $6,085,071
                                     =========      =========      =========    ===========     =========    =======     ==========


                                          See notes to consolidated financial statements.

                                                                6

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                      1996            1995
                                                   ----------      ----------
Net income (loss)                                  $   66,528      $ (256,146)
                                                   ----------      ----------

Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Net unrealized holding gain                        (416,637)
  Gain on sale of investment in subsidiary           (111,366)
  Gain from issuance of common stock by subsidiary   (479,100)
  Depreciation and amortization                       419,235         274,160
  Provision for bad debt                               57,300           2,625
  Minority interest                                    (9,914)
  Decrease (increase) in assets:
   Accounts receivable                             (1,568,774)        528,324
   Due from related parties                           478,853           5,460
   Inventories                                        652,262         (54,736)
   Prepaid expenses                                  (308,323)       (353,040)
  Increase (decrease) in liabilities:
   Accounts payable Playmaker                         736,640      (3,077,140)
   Other                                             (508,285)       (964,384)
                                                   ----------      ----------
  Total adjustments                                  (508,285)      (3,638,731)
                                                   ----------      ----------
Net cash provided by (used in)
  operating activities                               (441,757)     (3,894,877)
                                                   ----------      ----------

Cash flows from investing activities:
  Payment for purchase of USA Skate Corporation,
   net of cash acquired                            (3,551,760)
  Payments for intangible assets                   (1,507,773)
  Capital expenditures                               (141,064)       (263,147)
                                                   ----------      ----------
Net cash used in investing activities              (5,200,597)       (263,147)
                                                   ----------      ----------

Cash flows from financing activities:
  Decrease in bank overdraft                                          (35,499)
  Proceeds from notes payable and long term debt   10,146,443
  Repayment of notes payable and long term debt    (3,937,852)       (885,824)
  Net proceeds from issuance of common stock
    by subsidiary                                     961,600
  Net proceeds from issuance
    of common stock and warrants                                    5,127,966
  Deferred financing costs                                            (40,000)
                                                   ----------      ----------
Net cash provided by
  financing activities                              7,170,191       4,166,643
                                                   ----------      ----------

Net increase in cash                                1,527,837           8,619

Cash beginning                                          8,210
                                                   ----------      ----------

Cash ending                                         1,536,047           8,619
                                                   ==========      ==========
Supplemental disclosure of
  cash flow information:
   Cash paid for interest                          $  490,411      $  216,186
                                                   ==========      ==========

   Cash paid for income taxes                      $   51,448      $   36,575
                                                   ==========      ==========
Supplemental disclosure of noncash
  investing and financing activities:
   Issuance of 36,000 shares of common
     stock in settlement of an account payable     $  108,000
                                                   ==========
   Issuance of 80,000 shares of common
     stock in cancellation of note payable                         $  200,000
                                                                   ==========
   Issuance of 100,000 shares of common stock
     in cancellation of convertible note payable                   $  225,000
                                                                   ==========
   Deferred offering costs deducted from the
     proceeds of the initial public offering                       $  816,452
                                                                   ==========
                See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                      1996            1995
                                                   ----------      ----------

   Issuance of 400,000 shares of common stock
     in exchange for consulting and non-compete
     agreements                                   $  900,000
                                                  ==========
   Minimum royalties payable in exchange for
     a license agreement                          $2,213,235
                                                  ==========

Purchase of USA Skate Corporation,
   net of cash acquired:
   Fair value of assets acquired                 $11,334,200
   Goodwill                                        2,777,774
   Liabilities assumed                            (9,210,214)
   Fair value of assets exchanged                 (1,350,000)
                                                 -----------

   Total cash paid, net of cash acquired         $ 3,551,760
                                                 ===========


                See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

1.  The interim financial statements:

    The interim financial statements have been prepared by California Pro Sports, Inc. ("CPS" or the "Company") and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1995 Annual Report on Form 10-KSB, and the Forms 8-K and 8-K/A dated May 15, 1996 which reported the acquisition of USA Skate Co., Inc., the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  Organization:

    The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP") and USA Skate Corporation ("USA"). USA was formed in 1995 to acquire USA Skate Co., Inc. (Note 3). Intercompany transactions have been eliminated in consolidation.

    CP sells in-line skates and accessories under the brand names California Pro and Rolling Thunder to retail sporting goods stores principally in North America. A majority of in-line skates are manufactured by PlayMaker Co., Ltd.("PlayMaker"), a minority shareholder of the Company. In August 1994, CP began selling snowboards and accessories under the Kemper brand name to retail sporting goods stores in North America, and distributors in Europe and Japan.

3.  Acquisition:

    On May 15, 1996, the Company, through USA, completed the acquisition of all of the outstanding capital stock of USA Skate Co., Inc., a New York corporation ("USA Skate"). USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was effective as of April 30, 1996 and was accounted for as a purchase. Accordingly, the consolidated statements of operations include the results of USA Skate beginning May 1, 1996. Consideration for the purchase consisted of $3,650,000 of cash, a $1,050,000 8% installment note payable due through November 1998, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $961,600 (net of costs of $100,000), the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders due in January 1997, and the issuance of $2,515,000 of 9% convertible promissory notes due January 1997

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

            Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

3.  Acquisition (continued):

    (convertible to USA common stock under certain conditions). The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of CPS common stock valued at $900,000, and USA also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former shareholder in exchange for minimum royalty payments due on or before December 2001, with a value of $2,213,235.

    USA Skate is based in Long Island, New York, and markets and distributes ice and street/roller hockey skates, related gear and accessories under the VICTORIAVILLE(TM), VIC(R) and McMartin brands as well as figure skates. USA Skate has an exclusive worldwide license for use of the VICTORIAVILLE(TM) and VIC(R) brands. For 1995, USA Skate had revenues of approximately $14.3 million. Davtec, USA Skate's wholly-owned subsidiary, manufactures hockey sticks, pants and gloves for USA Skate and is the Canadian distributor for all of the hockey related VICTORIAVILLE(TM) and VIC(R) product lines. Davtec also manufactures the Hespeler(TM) premium brand of hockey sticks which are marketed worldwide.

    USA Skate sells its skates and related accessories through a network of independent sales representative groups to over 1,000 accounts. Internationally, USA Skate's products are sold and distributed through independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czechoslovakia, Sweden, Finland, France and Brazil.

    The unaudited results of operations of the Company, for the six months ended June 30, 1996 and 1995, on a pro forma basis as though USA Skate had been acquired as of January 1, 1996 and 1995, respectively, are as follows:

                                               1996              1995
                                               ----              ----

           Revenue                          $10,897,000       $14,971,000
                                            ===========       ===========
           Net income (loss)                $   125,000      $  (445,000)
                                            ===========       ===========
           Income (loss) per share          $       .03      $     (0.12)
                                            ===========       ===========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

            Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

4.  Shareholders' equity:

    1996 Transactions:

    Warrants:

    The exercise prices of warrants to purchase 501,400 shares of the Company's common stock that had been granted to two officers/shareholders of the Company were reduced from $3.56 and $4.50 per share to $2.38 per share (the market value of the stock at the date the Board of Directors authorized the price reduction in April 1996).

    Issuance of stock:

    During the six months ended June 30, 1996, the Company issued 36,000 shares of common stock at $3.00 per share (the market value of the stock at the date the Board of directors authorized the issue), in satisfaction of $108,000 of an amount payable.

    1995 Transactions:

    Initial public offering:

    On January 25,1995, the Company completed an initial public offering of 1,200,000 shares of common stock at $4.50 per share, and 1,200,000 warrants (the "Warrants") at $0.25 per warrant. Each Warrant is exercisable through January 1998 and allows for the purchase of one share of common stock at an exercise price of $6.00 per share. In March 1995, the Representative of the underwriters exercised its option to purchase an additional 180,000 Warrants at $0.25 per Warrant to cover over allotments. The Company sold the securities to the Representative at a discount of 10% of the public offering price and paid the Representexpense allowance of 3% of the gross proceeds of the public offering. The Company also sold to the Representative for $100, warrants to purchase 120,000 shares of common stock at $7.20 per share, and warrants to purchase 120,000 Warrants at $.30 per Warrant. The Warrants to

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

            Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


4.  Shareholders' equity (continued):

    Initial public offering (continued):

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

5.  Marketable securities:

    In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115. At June 30, 1996, the market value of these securities had increased and, therefore, the Company recognized a net unrealized holding gain of $416,637 which is included in net income for the three and six months ended June 30, 1996.

6.  Gain on sale of investment in subsidiary:

    In June 1996, the Company satisfied $260,000 of amounts payable to officers/shareholders by transferring to the officers/shareholders 216,667 shares of USA common stock from the Company's 2,000,000 USA shares, resulting in a gain of $111,366.

7.  Gain from issuance of common stock by subsidiaries:

    During the quarter ended June 30, 1996, the Company adopted an accounting policy to recognize in its consolidated financial statements gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding.

    As described in Note 3, during the quarter ended June 30, 1996, USA sold 884,667 shares of its common stock at $1.20 per share in a private placement for $961,600 (net of costs of $100,000) and issued 250,000 shares of common stock at $1.20 per share valued at $300,000 in connection with the acquisition of USA Skate. Before these transactions, the Company owned 100% of the outstanding common stock of USA. After these transactions, the Company owned approximately 64% of the outstanding common stock of USA. These transactions resulted in a gain from the issuance of stock by the subsidiary of $479,100. Deferred income taxes related to this gain have been included in the provision for income taxes.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION:

The Company imports, manufactures, and distributes products in three participant sports categories. In-Line Skates and related accessory products are marketed under the brand names California Pro(R) and Rolling Thunder (TM), snowboards and snowboard accessory products are marketed under the Kemper(R) brand, and since May 1, 1996, ice and street roller hockey skates, sticks, related gear, and accessories, as well as figure skates are marketed under the VICTORIAVILLE(TM), VIC(R), Hespeler and McMartin brands. The Company purchases the majority of its in-line skate products from a Taiwanese manufacturer which is a minority shareholder of the Company. Substantially all of its snowboards are purchased from an Austrian supplier, and snowboard accessory products are purchased from both domestic and foreign suppliers. Substantially all hockey sticks sold are manufactured by Davtec, a subsidiary, and skates and related gear are purchased from foreign suppliers.

The Company sells its in-line skate products principally to major retail sporting goods chains in North America and to U.S. Military Exchanges worldwide through independent sales representative groups, under an exclusive royalty-free perpetual license. Snowboard products are sold to regional sporting goods chains and specialty shops through independent sales agencies in the U.S. and Canada and directly by the Company to foreign distributors. Hockey products are sold through a network of independent sales representative groups to major retail sporting goods chains as well as smaller, specialized independent sporting goods shops. The Company plans to pursue additional channels of distribution for all of its brands. Internationally, hockey products are sold and distributed through independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czechoslovakia, Sweden, Finland, France and Brazil.

The snowboard and hockey  businesses  are strongest  during the third and fourth
quarters,   however  industry  trade  shows  and  other  sales,   marketing  and
administrative costs are incurred during the first quarter.

                                    ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the periods indicated:

                                            Three Months Ended                           Six Months Ended
                                                  June 30                                     June 30
                                         1996                 1995                  1996                  1995
                                         ----                 ----                  ----                  ----
                                   Dollars   Percent    Dollars   Percent     Dollars   Percent    Dollars   Percent
                                   -------   -------    -------   -------     -------   -------    -------   -------
                                                               (Dollars in thousands)

       In-line skates
         and accessories            $2,223       38%     $3,606       72%      $3,660       47%     $6,384     81%
       Snowboards and
         accessories                   377        6%      1,363       28%         727        9%      1,524     19%
       Ice and street/roller
         hockey(1)                   3,371       56%                            3,371       44%
                                  --------      ---   ---------   -----       -------      ---      ------    ---

                                    $5,971      100%     $4,969      100%      $7,758      100%     $7,908    100%
                                    ======      ===      ======      ===       ======      ===      ======    ===

- -----------------
       (1) Sale of hockey products began May 1, 1996


Three and Six Months Ended June 30, 1996 Compared to the Corresponding Periods Ended June 30, 1995:

Net sales:

Sales for the three months ended June 30, 1996 increased by $1,002,156 or 20.2%. This increase was attributable to the inclusion of approximately $3,371,000 of sales by USA Skate subsequent to May 1, 1996. This increase was reduced by lower sales of the Company's in-line skate and snowboard products of $1,383,000 and $986,000, respectively. The reduction in the in-line skate sales was primarily caused by high inventory levels of in-line skate products at some of the Company's major retail accounts as well as the Company's competitors filling their orders at a higher percent rate in 1996 than previously. Snowboard sales decreased in 1996 compared to the same period in 1995 due to the Company's foreign distributors taking delivery of their orders later in 1996 than in 1995.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net sales (continued):

Net sales for the six months ended June 30, 1996 decreased by $150,416 or approximately 1.9% compared to the six months ended June 30, 1995. The decrease was caused by sales of the Company's in-line skate product lines and snowboard product lines decreasing by approximately $2,784,000 and $797,000, respectively. This decrease was partially offset by sales of approximately $3,371,000 related to the acquisition of USA Skate.

Gross Profit: For the three months ended June 30, 1996 gross profit decreased by $97,329 due to the higher sales volume in the 1996 period compared to the 1995 peroid. Gross profit as a percent of sales decreased from 29.2% to 25.9%, primarily due to sales of some of the Company's in-line skate production at below normal selling prices to reduce the Company's levels of in-line skate inventory. This action was taken because management believes that some of its competitors have excess inventory in stock which could ultimately result in flooding the market. Gross profit decreased by $382,554 for the six month period ended June 30, 1996 compared to the 1995 period, and as a percent of sales, gross profit decreased from 28.9% to 24.5%.

Sales and marketing expenses:

Sales and marketing expenses for the three months ended June 30, 1996 increased by $144,256 compared to the three months ended June 30, 1995. The increase was a result of the sales and marketing expenses of $319,828 related to the revenues of the Company's hockey business which it acquired May 1, 1996. This increase was partially offset by a reduction of the Company's in-line skate and snowboard related sales and marketing expense of commissions of $175,572, due to the lower sales volume in the current period. Sales and marketing expenses for the six months ended June 30,1996, decreased by $18,692 compared to the six months ended June 30, 1995. The reduction was a result of the sales and marketing expenses of the Company's in-line skate and snowboard business decreasing by approximately $338,520 due to the reduction in sales, and the related reduction in commission expense of $293,000, in those product lines. This was offset by the sales and marketing expenses of $319,828 related to the Company's newly acquired hockey business.

General and administrative expenses:

General and administrative expenses for the three months ended June 30, 1996 decreased by $181,202 compared to the same period in 1995. The decrease was attributable to a reduction of general and administrative expenses within the Company's in-line skate and snowboard business of $253,000 which was offset by $72,000 of general and administrative expenses incurred within the Company's recently acquired hockey business.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


General and administrative expenses (continued):

During the six months ended June 30, 1996, general and administrative expenses decreased by $269,169 compared to the six months ended June 30, 1995. General and administrative expenses of the Company's in-line skate and snowboard related products decreased by $257,083. The primary causes for this decrease is wages and related benefits of $174,000, reduced insurance premiums (revenue based) of $40,000 and other miscellaneous expenses of $44,000. This decrease was offset by the general and administrative expenses of $72,000 associated with the newly acquired (May 1, 1996) hockey business.

Depreciation and amortization:

Depreciation and amortization increased by $115,170 and $144,969 for the three and six months ended June 30, 1996, respectively, compared to the periods ended June 30, 1995. The increases are primarily attributable to the May 1 acquisition of USA Skate and the corresponding increase in amortization expense associated with such purchase.

Consulting fees:

Consulting fees increased for the three and six months ended June 30, 1996 by $24,000 compared to the three and six months ended June 30, 1995 for services provided to USA.

Income\loss from Operations:

For the three months ended June 30, 1996 and June 30, 1995 income from operations was $147,525 and $152,420 respectively. The reason for the slight decrease was income from operations received from the hockey business of approximately $300,000 offset by an operating loss from the Company's in-line skate and snow board business.


During the six months ended June 30, 1996, the Company had a loss from operations of $474,657 compared to $210,995 for the six months ended June 30 1995. The primary reason for the increase in the loss was the lower sales and gross profit of the Company's in-line skate business. This was partially offset by the lower associated operating costs and income from operations from its hockey business of approximately $300,000.

Other expense/income:

Other expenses/income improved from a net expense of $69,435 for the three months ended June 30, 1995 to income of $629,374 for the three months ended June 30, 1996. In 1996, the Company received marketable securities from an affiliate is payment of a related party receivable. At June 30, 1996, the market value of such security had increased and the Company recognized an unrealized holding gain of $416,637. Additionally, the Company satisfied $260,000 of payables to officer/shareholders by transferring to two officers/shareholders a total of 216,667 shares of USA Skate Corporation (a subsidiary of the Company) ("USA") common stock held by the Company. For purposes of satisfying the $260,000 payable, the USA common stock was valued at $1.20 per share which is the same per share price as USA received in a recent private placement of its common stock to third parties. The $1.20 per share amount exceeded the Company's carrying value of the subsidiary's common stock by $.69 per share and, accordingly, the Company recognized a gain of $111,366. Other income also included an increase in royalty income of $40,534 resulting from the Company's license for snowboard apparel being in effect for the entire period in 1996 compared to only three months for the same period in 1995. The Company also recognized a gain of $479,100 from the issuance of USA common stock as described in Note 7 of the consolidated financial statements. These

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Other expense/income (continued):

increases in other income were offset by increased interest expense of $317,682 for the three months ended June 30, 1996 compared to June 30, 1995. The increase in interest expense was attributable to increased borrowings under bank credit lines for the Company's in-line skate and snowboard business as well as interest expense on the lines of credit related to the hockey operations. Additionally, interest expense has been affected by the issuance of promissory notes to the former shareholders of USA Skate in connection with the acquisition of USA Skate of $1,175,000, and USA's issuance of convertible promissory notes and officer/shareholder notes of $2,515,000 and $1,080,000, respectively. For the six months ended June 30, 1996 other expenses/income improved by $744,782 from an expense of $177,511 to income of $567,271. The increase was attributable to the gains recognized in the second quarter of $1,007,103 offset by increased interest expense of $312,658.

Income tax benefit/expense:

The Company had an income tax expense of $303,000 for the three months ended June 30, 1996 compared to $27,940 for the period ended June 30, 1995. The increase is due directly to the increase in earnings before income taxes. For the six months ended June 30, 1996 the Company had an income from expense of $36,000 compared to an income tax benefit for the six months ended June 30,1995 of $132,360.

Net income:

Net income increased $429,278, or 787%, for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The net income for the six months ended June 30, 1996 was $66,528 compared to a net loss of $256,146 for the six months ended June 30, 1995. The primary reason for the increase in the net income for the three month and six month periods was due to the increase in other income discussed above plus the lower sales and gross profit in the current six months of the Company's in-line skate business, partially offset by a decrease in the regular operating expenses of the Company and income realized from its newly acquired (May 1, 1996) hockey business.

Liquidity and capital resources:

At June 30, 1996, the Company had a working capital deficit of approximately $1,583,446 compared to working capital of approximately $2,399,000 at December 31, 1995. The decrease in working capital is primarily related to debt issued and assumed in the acquisition of USA Skate Co., Inc. ("USA Skate").

In May 1996, the Company, through its subsidiary USA Skate Corporation ("USA"), completed the acquisition of all of the outstanding capital stock of USA Skate. Consideration for the purchase consisted of $3,650,000 of cash, a $1,050,000 8% installment note payable, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $961,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders, and the issuance of $2,515,000 of 9%
convertible promissory notes due January 1997 (convertible to USA common stock under certain conditions). The debt assumption was financed in part by a bank loan from LaSalle National Bank to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of the Company's common stock valued at $900,000, and USA also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former shareholder in exchange for minimum oryalty payments due on or before December 2001, with an imputed (9.5%) present value of $2,213,235.

The Company intends to continue to fund its hockey operations from two credit facilities with banks, under $8,600,000 of revolving lines of credit agreements. The Company has continued to fund its in-line skate and snowboard operations from a separate credit facility with a bank, under a $5,500,000 revolving line of credit agreement.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and capital resources (continued):

For payments to suppliers, the Company currently utilizes trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit

The Company's in-line skate sales are strongest late in the second and third quarters of each calendar year. Snowboard product sales are strongest during the last two quarters of each year. Hockey product sales are strongest during the third and fourth quarters of each year.

                                     PART II

                                OTHER INFORMATION




ITEM 4.  Submission of matters to a vote of security holders.

         None.


ITEM 5.  Other information.

         None.


ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         1. Form 8-K dated May 29, 1996, reporting "Acquisition or Disposition of Assets" under Item 2, and reporting "Other Events" under Item 5.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CALIFORNIA PRO SPORTS, INC.





Dated:        August 15, 1996            By:  /s/Michael S. Casazza
                                              ---------------------------------
                                              Michael S. Casazza
                                              President/Chief Operating Officer



Dated:        August 15, 1996             By:  /s/Barry S. Hollander
                                               --------------------------------
                                               Barry S. Hollander
                                               Chief Financial Officer