Form 10QSB
period 1996-09-30
CALIFORNIA PRO SPORTS INC
filed 1996-11-19
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996
                                       OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

             For the transition period from                to
                                            -------------     -------------

                         Commission File Number 0-25114

                           CALIFORNIA PRO SPORTS. INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 84-1217733
         ---------------------------                   ------------------
        (State or other jurisdiction                     (IRS Employer
               of incorporation)                       Identification No.)

            1221-B South Batesville Road, Greer, South Carolina 29650
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

           8102 White Horse Road, Greenville, South Carolina   29611
           ----------------------------------------------------------
                     (Former Address)                        (Zip Code)

                                 (864) 848-5160
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]   NO  [ ]
    -------   -------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,219,511 common shares, par value $.01 per share, outstanding at November 1, 1996.

Transitional Small Business Disclosure Format (Check One)    YES       NO   X
                                                                 -----    -----

                   Page 1 of 25 total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
   Cash                                                             $ 1,048,965
   Accounts receivable, less allowance for
     doubtful accounts of $381,000                                   10,275,377
   Due from related parties                                              39,964
   Inventories                                                        6,977,911
   Marketable securities (Note 5)                                       394,873
   Prepaid expenses and other                                           907,924
                                                                    -----------
Total current assets                                                 19,645,014
                                                                    -----------

Property and equipment, net of accumulated depreciation               2,276,344
Intangible and other assets, net of accumulated amortization          9,245,498
                                                                    -----------

                                                                     11,521,842
                                                                    -----------
                                                                    $31,166,856
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Current portion of:
     Long-term debt                                                $    248,628
     Due to related parties (Note  3)                                   718,750
     License fee payable, related party (Note 3)                        163,554
   Notes payable:
     Bank                                                            11,684,089
     Convertible promissory notes (Note 3)                            2,518,000
     Other                                                              718,172
     Officers/shareholders (Note 3)                                   1,060,000
   Accounts payable and accrued expenses:
     Accounts payable, PlayMaker                                         36,804
     Other accounts payable, trade                                    2,946,731
     Officers/Shareholders                                              600,000
     Other accrued expenses                                           1,110,606
                                                                    -----------
Total current liabilities                                            21,805,334
                                                                    -----------

Long-term debt, net of current portion                                  461,376
Due to related parties, net of current portion (Note 3)                 350,000
License fee payable, related party, net of current portion (Note 3)   2,147,141
                                                                    -----------
Total long-term debt                                                  2,958,517
                                                                    -----------

Minority interest                                                       967,627
                                                                    -----------

Shareholders' equity:
   Common stock, $.01 par value; authorized
     10,000,000 shares; issued and outstanding 4,219,511                 42,195
   Warrants                                                             394,200
   Capital in excess of par                                           5,731,132
   Deficit                                                             (736,826)
   Cumulative foreign currency translation adjustment                     4,677
                                                                    -----------

Total shareholders' equity                                            5,435,378
                                                                    -----------
                                                                    $31,166,856
                                                                    ===========

                 See notes to consolidated financial statements.

                              CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                               (UNAUDITED)


                                                               1996                  1995
                                                           ------------           -----------

Net sales                                                   $ 6,230,078           $ 3,783,828
                                                            -----------           -----------

Cost of sales:
   Substantially from a related party                           683,391             1,828,082
   Other                                                      3,506,398               759,571
                                                            -----------          ------------
                                                              4,189,789             2,587,653
                                                            -----------           -----------

Gross profit                                                  2,040,289             1,196,175
                                                            -----------           -----------

Operating expenses:
   Sales and marketing expense                                  684,091               407,687
   General and administrative expense                         1,057,253               501,276
   Depreciation and amortization                                320,340               133,869
   Consulting fees, related party                                60,000                30,000
                                                            -----------           -----------
                                                              2,121,684             1,072,832
                                                            -----------           -----------

Income (loss) from operations                                  (81,395)              123,343
                                                            -----------           -----------

Other expenses (income):
   Interest expense:
     Related party                                               50,682
     Other                                                      384,905                67,532
   Foreign currency loss                                          4,962                 4,367
   Royalty and other income                                     (67,966)              (17,998)
   Net unrealized holding loss (Note 5)                         394,872
                                                            -----------          ------------
                                                                767,455                53,901
                                                            -----------          ------------

Income (loss) before income taxes and minority interest        (848,850)               69,442
Income tax expense (benefit)                                   (261,000)                5,500
                                                           ------------          ------------

Income (loss) before minority interest                         (587,850)               63,942

Minority interest                                                43,334
                                                            -----------          ------------
Net income (loss)                                           $  (631,184)         $     63,942
                                                            ============         ============

Net income (loss) per share                                 $     (0.15)         $       0.02
                                                            ===========          ============

Weighted average number
   of shares outstanding                                      4,219,511             3,746,744
                                                            ===========          ============



                            See notes to consolidated financial statements.


                                   CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (UNAUDITED)

                                                               1996                   1995
                                                            ------------          ------------

Net sales                                                   $ 13,987,601          $ 11,691,767
                                                            ------------          ------------

Cost of sales:
   Substantially from a related party                          3,112,007             6,416,656
   Other                                                       6,806,406             1,797,456
                                                            ------------          ------------
                                                               9,918,413             8,214,112
                                                            ------------          ------------

Gross profit                                                   4,069,188             3,477,655
                                                            ------------          ------------

Operating expenses:
   Sales and marketing expense                                 1,674,394             1,468,456
   General and administrative expense                          2,101,290             1,598,715
   Depreciation and amortization                                 739,575               408,136
   Consulting fees, related party                                140,000                90,000
                                                            ------------          ------------
                                                               4,655,259             3,565,307
                                                            ------------          ------------

Loss from operations                                            (586,071)              (87,652)
                                                            ------------          ------------

Other expenses (income):
   Interest expense:
     Related party                                                87,284                 2,840
     Other                                                       824,398               228,152
   Foreign currency loss                                          40,783                34,991
   Royalty and other income                                     (170,073)              (34,570)
   Net unrealized holding gain (Note 5)                          (21,765)
   Gain on sale of investment in subsidiary (Note 6)            (111,366)
   Gain from issuance of common stock
     by subsidiary (Note 7)                                     (479,100)
                                                            ------------          ------------
                                                                 170,161               231,413
                                                            ------------          ------------

Loss before income taxes and minority interest                  (756,232)             (319,065)
Income tax benefit                                               225,000               126,860
                                                            ------------          ------------

Loss before minority interest                                   (531,232)             (192,205)
Minority interest                                                 35,978
                                                            ------------          ------------

Net loss                                                    $   (567,210)         $   (192,205)
                                                            ============          ============

Net loss per share                                          $      (0.14)         $      (0.05)
                                                            ============          ============

Weighted average number of shares outstanding                  4,029,779             3,531,393
                                                            ============          ============



                      See notes to consolidated financial statements.

                         CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             NINE MONTHS ENDED SEPTEMBER 30, 1996
                                          (UNAUDITED)


                                                                                                            Cumulative
                                                                                                             foreign
                                              Common stock                         Capital                   currency
                                        ------------------------                  In excess                 translation
                                         Shares          Amount       Warrants      of par        Deficit    adjustment     Total
                                         ------          ------       --------    ---------       -------    ----------     -----

Balances, January 1, 1996               3,783,511        $37,835      $394,200    $4,727,492     $(169,616)              $4,989,911

Issuance of 400,000 shares
   of common stock (Note 3)               400,000          4,000                     896,000                                900,000

Issuance of 36,000 shares of
   common stock in settlement of
   an account payable (Note 4)             36,000            360                     107,640                                108,000

Net loss for the nine months
   ended September 30, 1996                                                                       (567,210)                (567,210)

Cumulative foreign currency
   translation adjustment                                                                                      $4,677         4,677
                                       ----------      ---------      --------    ----------    ----------     ------    ----------

Balances, September 30, 1996            4,219,511      $  42,195      $394,200    $5,731,132     $(736,826)    $4,677    $5,435,378
                                       ==========      =========      ========    ==========     =========     ======    ==========







                             See notes to consolidated financial statements.

                                   CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (UNAUDITED)

                                                                          1996                    1995
                                                                     -------------            -----------
Net loss                                                             $    (567,210)            $ (192,205)
                                                                     -------------            -----------
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Net unrealized holding gain                                           (21,765)
     Gain on sale of investment in subsidiary                             (111,366)
     Gain from issuance of common stock by subsidiary                     (479,100)
     Depreciation and amortization                                         739,575                408,136
     Provision for bad debt                                                100,897                 32,894
     Minority interest                                                      35,978
Decrease (increase) in assets:
     Accounts receivable                                                (3,344,437)             1,038,145
     Due from related parties                                              479,976                (40,503)
     Inventories                                                         1,875,561               (371,872)
     Prepaid expenses                                                     (564,992)              (146,020)
   Increase (decrease) in liabilities:
     Accounts payable, PlayMaker                                          (171,928)            (2,382,228)
     Other                                                                 447,062               (743,956)
                                                                      ------------             ----------
     Total adjustments                                                  (1,014,539)            (2,205,404)
                                                                      ------------             ----------
Net cash used in operating activities                                   (1,581,749)            (2,397,609)
                                                                      ------------             ----------

Cash flows from investing activities:
  Payment for purchase of USA Skate
  Co., Inc., net of cash acquired                                       (3,551,760)
  Payments for intangible assets                                        (1,507,773)
  Capital expenditures                                                    (317,886)              (735,358)
  Deferred financing costs                                                                       (320,682)
                                                                      ------------             ----------
Net cash used in investing activities                                   (5,377,419)            (1,056,040)
                                                                      ------------             ----------

Cash flows from financing activities:
   Decrease in bank overdraft                                                                     (35,499)
   Proceeds from notes payable and long term debt                       11,534,625
   Repayment of notes payable and long term debt                        (4,496,302)            (1,620,273)
   Net proceeds from issuance of common
     stock by subsidiary                                                   961,600
   Net proceeds from issuance
     of common stock and warrants                                                               5,153,217
                                                                      ------------            -----------

Net cash provided by financing activities                                7,999,923              3,497,445
                                                                      ------------            -----------

Net increase in cash                                                     1,040,755                 43,796

Cash beginning                                                               8,210
                                                                      ------------            -----------
Cash ending                                                           $  1,048,965            $    43,796
                                                                      ============            ===========

                                                    (Continued)



                                   CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (UNAUDITED)

                                                                          1996                   1995
                                                                      ------------            ----------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $   820,161            $  283,718
                                                                       ===========            ==========

   Cash paid for income taxes                                          $    57,847            $    36,575
                                                                       ===========            ===========

Supplemental disclosure of noncash investing and financing activities:
     Issuance of 36,000 shares of common
       stock in settlement of an account payable                       $   108,000
                                                                       ===========

     Issuance of 80,000 shares of common
       stock in cancellation of note payable                                                   $  200,000
                                                                                               ==========

     Issuance of 183,334 shares of common stock
       in cancellation of convertible note payable                                             $  412,500
                                                                                               ==========

     Deferred offering costs deducted from the
       proceeds of the initial public offering                                                 $  816,452
                                                                                               ==========

     Issuance of 400,000 shares of common stock
       in exchange for consulting and non-compete
       agreements                                                      $   900,000
                                                                       ===========

     Minimum royalties payable in exchange for
       a license agreement                                             $ 2,213,235
                                                                       ===========


     Purchase of USA Skate Co., Inc., net of cash acquired:
         Fair value of assets acquired                                 $11,334,200
         Goodwill                                                        2,777,774
         Liabilities assumed                                            (9,210,214)
         Fair value of assets exchanged                                 (1,350,000)
                                                                       -----------

     Total cash paid, net of cash acquired                             $ 3,551,760
                                                                       ===========



                         See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


1.   The interim financial statements:

     The interim financial statements have been prepared by California Pro Sports, Inc. ("CPS" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1995 Annual Report on Form 10-KSB, and the Forms 8-K and 8-K/A dated May 15, 1996, which reported the acquisition of USA Skate Co., Inc., the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2.   Organization:

     The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP") and USA Skate Corporation ("USA"). USA was formed in 1995 to acquire USA Skate Co., Inc. (Note 3). Intercompany transactions have been eliminated in consolidation. At September 30, 1996, the Company owns 100% of the outstanding CP capital stock and 56.9% of the outstanding USA capital stock. Minority interest represents USA's minority shareholders 43.1% share of the equity and net income (loss) of USA.

     CP sells in-line skates and accessories, under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America. A majority of in-line skates are manufactured by PlayMaker Co., Ltd. ("PlayMaker"), a minority shareholder of the Company. In August 1994, CP began selling snowboards and accessories, under the Kemper(R) brand name to retail sporting goods stores in North America and distributors in Europe and Japan.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


3.   Acquisition:

     On May 15, 1996, the Company, through USA, completed the acquisition of all of the outstanding capital stock of USA Skate Co., Inc., a New York corporation ("USA Skate"). USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was effective as of April 30, 1996 and was accounted for as a purchase. Accordingly, the consolidated statements of operations include the results of USA Skate beginning May 1, 1996. Consideration for the purchase consisted of $3,650,000 of cash, a $1,050,000 8% installment note payable due through November 1998, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $961,600 (net of costs of $100,000), the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders due in January 1997, and the issuance of $2,515,000 of 9% convertible promissory notes due January 1997 (the due date of which may be extended for six months and which are convertible into USA common stock under certain conditions).

     The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of CPS common stock valued at $900,000. USA Skate also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate in exchange for minimum royalty payments due on or before December 2001, with a value of $2,213,235. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1,284,000, including guarantee fees to two officers/shareholders of $600,000 related to the officers'/shareholders' providing personal guarantees of certain of the debt assumed and issued in the transaction.

     USA Skate is based in Long Island, New York, and markets and distributes ice and street/roller hockey skates, related gear and accessories under the VICTORIAVILLE(TM), VIC(R) and McMartin(R) brands as well as figure skates. USA Skate has an exclusive worldwide license for use of the VICTORIAVILLE(TM) and VIC(R) brands. For 1995, USA Skate had revenues of approximately $14.3 million. Davtec, USA Skate's wholly-owned Canadian subsidiary, manufactures hockey sticks, pants and gloves for USA Skate and is the Canadian distributor for all of the hockey related VICTORIAVILLE(TM) and VIC(R) product lines. Davtec also manufactures the Hespeler(TM) premium brand of hockey sticks which are marketed worldwide.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


3.   Acquisition (continued):

     USA Skate sells its skates and related accessories through a network of independent sales representative groups to over 1,000 accounts. Internationally, USA Skate's products are sold and distributed through independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France and Brazil.

     The unaudited results of operations of the Company, for the nine months ended September 30, 1996 and 1995, on a pro forma basis as though USA Skate had been acquired as of January 1, 1996 and 1995, respectively, are as follows:

                                        1996                    1995
                                      --------                ------

       Revenue                       $17,128,000           $23,512,000

       Net loss                      $  (715,000)          $  (293,000)

       Loss per share                $      (.17)          $      (.08)


4.   Shareholders' equity:

     1996 Transactions:

     Warrants:

     The exercise prices of warrants to purchase 500,000 shares of the Company's common stock that had been granted to two officers/shareholders of the Company were reduced from $3.56 and $4.50 per share to $2.38 per share and warrants to purchase 300,000 shares of common stock issued to a third party consultant were extended from July 1996 to October 1997 of which the exercise price for 150,000 shares was reduced from $3.25 to $2.38 per share (the market value of the stock at the date the Board of Directors authorized the price reduction in April 1996).

     Issuance of stock:

     During the nine months ended September 30, 1996, the Company issued 400,000 shares of the Company's common stock to the former controlling shareholder of USA Skate at an agreed value of $900,000, or $2.25 per share, as compensation under a consulting and noncompete agreement; and 36,000 shares of common stock at $3.00 per share (the market value of the stock at the date the Board of Directors authorized the issuance), in satisfaction of a $108,000 account payable.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


     1995 Transactions:

     Initial public offering:

     On January 25, 1995, the Company completed an initial public offering of 1,200,000 shares of common stock at $4.50 per share, and 1,200,000 warrants (the "Warrants") at $0.25 per warrant. Each Warrant is exercisable through January 1998 and allows for the purchase of one share of common stock at $6.00 per share. In March 1995, the Representative of the underwriters exercised its option to purchase an additional 180,000 Warrants at $0.25 per Warrant to cover overallotments. The Company sold the securities to the Representative at a discount of 10% from the public offering price and paid the Representative an expense allowance of 3% of the gross proceeds of the public offering. The Company also sold to the Representative for $100, warrants to purchase 120,000 shares of common stock at $7.20 per share, and warrants to purchase 120,000 Warrants at $.30 per Warrant. The Warrants to purchase common stock and the Warrants to purchase Warrants are exercisable from January 1996 through January 2000. After deducting offering expenses, the Company received net proceeds from the offering of approximately $4,200,000.

     Exercise of warrants:

     In January 1995, warrants to purchase 74,623 shares of restricted common stock at $0.75 per share were exercised. The Company received proceeds of $55,967.

     Issuance of warrants:

     In connection with the initial public offering, the holders of the Company's convertible promissory notes exercised their option to purchase 490,000 warrants at $0.10 per warrant. The Company received net proceeds of $49,000. These warrants have been registered by the Company for resale by the holders and have the same terms and rights as the Warrants sold in the initial public offering.

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

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


5.   Marketable securities:

     In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115. At June 30, 1996, the market value of these securities had increased and, therefore, the Company recognized a net unrealized holding gain of $416,637 which was included in net income for the six months ended June 30, 1996. At September 30, 1996 the market value decreased by $394,872 from June 30, 1996. Therefore, the Company recognized a net unrealized holding loss of $394,872 during the three months ended September 30, 1996.

6.   Gain on sale of investment in subsidiary:

     In June 1996, the Company satisfied $260,000 of amounts payable to officers/shareholders by transferring to the officers/shareholders 216,667 shares of USA common stock from the Company's 2,000,000 USA shares. The recorded cost of the USA shares transferred was $148,634 and the fair value of those shares was $260,000 ($1.20 per share) resulting in a gain of $111,366 on this transaction.

7.   Gain from issuance of common stock by subsidiaries:

     During the quarter ended June 30, 1996, the Company adopted an accounting policy to recognize in its consolidated financial statements gains and losses resulting from the sales of previously unissued stock by its subsidiaries which have the effect of reducing the parent's percentage equity holding.

     As described in Note 3, during the quarter ended June 30, 1996, USA sold 884,667 shares of its common stock at $1.20 per share in a private placement for $961,600 (net of costs of $100,000) and issued 250,000 shares of common stock at $1.20 per share valued at $300,000 in connection with the acquisition of USA Skate. Before these transactions, the Company owned 100% of USA. After these transactions, the Company owned approximately 57% of the outstanding common stock of USA. These transactions resulted in a gain from the issuance of stock by the subsidiary of $479,100.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


8.   Inventories:

     Inventories consist of:

     Raw materials                       $  642,204
     Work-in-process                        352,064
     Finished goods                       5,983,643
                                         ----------
                                         $6,977,911
                                         ==========

9.   Export Sales:

     Sales by geographic regions were as follows:

                                         Three months ended                 Nine months ended
                                            September 30,                      September 30,
                                        ----------------------             ----------------------
                                        1996              1995             1996              1995
                                        ----              ----             ----              ----

     Canada                             $1,881,500       $  144,668       $ 3,124,363       $   511,826
     Japan                              $   93,257       $  302,722       $   428,884       $ 1,017,508
     Europe and other                   $  758,743       $  165,577       $ 1,970,902       $   535,396
                                        ----------       ----------       -----------       -----------
       Total exports                    $2,733,500       $  612,967       $ 5,524,149       $ 2,064,730
     US Sales                           $3,496,578       $3,170,861       $ 8,463,452       $ 9,627,037
                                        ----------       ----------       -----------       -----------
     Total Sales                        $6,230,078       $3,783,828       $13,987,601       $11,691,767
                                        ==========       ==========       ===========       ===========

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company imports, manufactures, and distributes products in three participant sports categories: (1) in-line skates and related accessory products, under the brand names California Pro(R) and Rolling Thunder(TM); (2) since August 1994, snowboards and snowboard accessory products, under the Kemper(R) brand; and (3) since May 1996, ice and street/roller hockey skates, sticks, related gear, and accessories, as well as figure skates, under the VICTORIAVILLE(TM), VIC(R), Hespeler(TM) and McMartin(R) brands. Management believes that continued product refinement and new product designs and development, along with attractive packaging and first class customer service are vital to sales growth. The Company purchases most of its products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products are purchased from domestic suppliers. Substantially all hockey sticks sold are manufactured by an indirect Canadian subsidiary and skates and related gear are purchased from foreign suppliers.

The Company sells its in-line skate products principally to major retail sporting goods chains in North America and to U.S. Military Exchanges worldwide, through independent sales representative groups, under an exclusive royalty-free perpetual license. Snowboard products are sold to regional sporting goods chains and specialty shops through independent sales agencies in the U.S. and Canada and directly by the Company to foreign distributors. Hockey products are sold in North America through a network of independent sales representative groups to major retail sporting goods chains as well as smaller, specialized independent sporting goods shops. Internationally, hockey products are sold to and distributed by independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France and Brazil.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 1995 the Company closed its IPO of 1,200,000 shares of common stock and 1,380,000 common stock purchase warrants. After deducting offering expenses, the Company received net proceeds from the offering of approximately $4,200,000.

RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the periods indicated:

                                            Three Months Ended                           Nine Months Ended
                                               September 30,                                September 30,
                                      -------------------------------               --------------------------
                                         1996                 1995                  1996                  1995
                                         ----                 ----                  ----                  ----
                                   Dollars   Percent    Dollars   Percent     Dollars   Percent    Dollars   Percent
                                   -------   -------    -------   -------     -------   -------    -------   -------
                                                               (Dollars in thousands)

       In-line skates
         and accessories              $969       16%     $2,671       71%      $4,629       33%     $9,055      77%
       Snowboards an
         accessories                   522        8%      1,113       29%       1,249        9%      2,637      23%
       Ice and street/roller
         hockey(1)                   4,739       76%       --         --        8,110       58%       --        --
                                    ------      ---      ------      ---      -------      ---     -------     ---

                                    $6,230      100%     $3,784      100%     $13,988      100%    $11,692     100%
                                    ======      ===      ======      ===      =======      ===     =======     ===


----------
       (1) Sale of hockey products began May 1, 1996.


The following table sets forth for the periods indicated the percentages which selected items in the Consolidated Statements of Operations bear to net sales:


                                              Three Months Ended                        Nine Months Ended
                                                  September 30,                          September 30,
                                        -------------------------------         ----------------------
                                          1996                  1995               1996                1995
                                          ----                  ----               ----                ----

Net Sales                                 100.0                100.0              100.0               100.0
Cost of Goods Sold                         67.3                 68.4               70.9                70.3
Gross Profit                               32.7                 31.6               29.1                29.7
Sales & Marketing Expenses                 11.0                 10.8               12.0                12.6
General & Admin. Expenses                  17.0                 13.2               15.0                13.7
Depreciation & Amortization                 5.1                  3.5                5.3                 3.5
Consulting & Management Fees                1.0                   .8                1.0                  .7
Income (loss) from Operations              (1.3)                 3.3               (4.2)                (.8)
Interest & Other Expenses                  12.3                  1.4                1.2                 2.0
Income Tax Expense (Benefit)               (4.2)                   .1              (1.6)               (1.1)
Minority Interest                            .7                  0.0                 .3                 0.0
                                         ------               ------             ------             -------
Net Income (Loss)                         (10.1)                 1.7               (4.1)               (1.7)
                                          ======              ======             =======             =======

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three and Nine Months Ended September 30, 1996 Compared to the Corresponding Periods Ended September 30, 1995:

Net sales:

Sales for the three months ended September 30, 1996 increased to $6,230,078 from $3,783,828 or by $2,446,250, representing a 64.7% increase. This increase was attributable to the inclusion of approximately $4,739,000 of sales by USA Skate. This increase was reduced by lower sales of the Company's in-line skate and snowboard products of $1,702,000 and $591,000, respectively. Net sales for the nine months ended September 30, 1996 increased to $13,987,601 from $11,691,767 or by $2,295,834 or approximately 19.6% compared to the nine months ended September 30, 1995. The increase results from sales of USA Skate subsequent to May 1, 1996 of approximately $8,110,000, and was partially offset by decreased sales of the Company's in-line skate product lines and snowboard product lines of approximately $4,426,000 and $1,388,000, respectively. The reduction in the in-line skate sales was primarily caused by high inventory levels of in-line skate products at some of the Company's major retail accounts as well as the Company's competitors filling their orders at a higher percent rate in 1996 than previously. Snowboard sales decreased in 1996 compared to the same period in 1995 due to the Company losing market share as new competitors have entered the market, some of which may have more financial resources than the Company.

Gross Profit:

For the three months ended September 30, 1996 gross profit increased to $2,040,289 from $1,196,175 or by $844,114 due to the higher sales volume in the 1996 period compared to the 1995 period. Gross profit as a percent of sales increased to 32.7% from 31.6%. Gross profit increased to $4,069,188 from $3,477,655 or by $466,777 for the nine-month period ended September 30, 1996 compared to the 1995 period and, as a percent of sales, gross profit decreased from 29.7% to 29.1%. The increase in gross profit was primarily attributable to the gross profit of USA Skate subsequent to the acquisition. The decrease in gross profit as a percent of sales was primarily due to sales of some of the Company's in-line skate products at reduced selling prices to lower the Company's levels of in-line skate inventory. This action was taken because management believes that some of its competitors have excess inventory in stock which could ultimately result in flooding the market.

Sales and marketing expenses:

Sales and marketing expenses for the three months ended September 30, 1996 increased to $684,091 from $407,687 or by $276,404 compared to the three months ended September 30, 1995. The increase was a result of the sales and marketing expenses of $345,421 related to the revenues of the Company's hockey business which it acquired effective April 30, 1996. This increase was partially offset by a reduction of the Company's in-line skate and snowboard related sales and marketing expense of commissions of $37,608, due to the lower sales volume in the current period. Sales and marketing expenses for the nine months ended
September  30, 1996,  increased to  $1,674,394  from  $1,468,456  or by $205,938

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales and marketing expenses (continued):

compared to the nine months ended September 30, 1995. The increase was a result of the sales and marketing expenses of $665,249 related to the revenues of $8,109,776 of the Company's hockey business acquired effective April 30, 1996. This was partially offset by reduced commission expenses of $331,007 related to the Company's in-line skate and snowboard businesses due to lower commissionable sales. Additionally, the Company eliminated some other marketing expenses related to its snowboard business by reducing its team rider staff and their related travel expenses.

General and administrative expenses:

General and administrative expenses for the three months ended September 30, 1996 increased to $1,057,253 from $501,276 or by $555,977 compared to the same period in 1995. The increase was attributable to $549,863 of general and administrative expenses incurred within the Company's recently acquired hockey business.

During the nine months ended September 30, 1996, general and administrative expenses increased to $2,101,290 from $1,598,715 or by $502,575 compared to the nine months ended September 30, 1995. General and administrative expenses of the Company's in-line skate and snowboard businesses decreased by $295,970. The primary causes for this decrease are wages and related benefits of approximately $185,000, reduced insurance premiums (revenue based) of $50,000 and other general and miscellaneous expenses of $61,000. This decrease was offset by the general and administrative expenses of $723,544 associated with the newly acquired (effective April 30, 1996) hockey business.

Depreciation and amortization:

Depreciation and amortization increased to $320,340 and $739,575 for the three and nine months ended September 30, 1996, or by $186,471 and $331,439, respectively, compared to the periods ended September 30, 1995. The increases are primarily attributable to the acquisition of USA Skate, effective April 30, 1996, and the corresponding increase in amortization expense associated with this purchase.

Consulting fees:

Consulting fees increased for the three and nine months ended September 30, 1996 to $60,000 and $140,000 or by $30,000 and $50,000, respectively, for the three and nine months ended September 30, 1995 for services provided to USA after May 1, 1996.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income/loss from operations:

For the three months ended September 30, 1995 there was income from operations of $123,343 compared to a loss from operations of $81,395 for the three months ended September 30, 1996. The main reasons for the change are lower revenues and gross profits of $2,293,000 and $840,000, respectively, resulting in an operating loss of $510,000 in the Company's in-line skate and snowboard businesses. Additionally, the Company had income from operations of its hockey related business of approximately $429,000.

For the nine months ended September 30, 1996, loss from operations increased to $586,071 from $87,652 for the comparable period ended September 30, 1995. The primary reason for the increase in loss was lower sales of $5,814,000 and gross profit of $2,327,000 of the Company's in-line skate and snowboard businesses, as

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income/loss from operations (continued):

partially offset by reduced operating costs of $703,000 resulting in an operating loss of $1,250,000 related to that business and income from operations for its hockey operations of approximately $664,000.

Other expense/income:

Other expenses increased from $53,901 for the three months ended September 30, 1995 compared to $767,455 for the three months ended September 30, 1996. Interest expense other and interest expense related party increased by $317,373 and $50,682, respectively. The main reason for the increases was additional bank lines of credit assumed in the acquisition related to the hockey operations. Additionally, interest expense has been affected by the issuance of promissory notes to the former shareholders of USA Skate in connection with the acquisition of USA Skate and USA's issuance of convertible promissory notes and officer/shareholder notes of $2,518,000 and $1,080,000, respectively.

In 1996 the Company received marketable securities from an affiliate as payment of a related party receivable of $373,108 which the Company classified as trading securities under SFAS No. 115. As of June 30, 1996 the market value of these securities increased to $789,745 and the Company recognized a net unrealized holding gain of $416,637 in the three and six months ended June 30, 1996. At September 30, 1996 the market value of the securities decreased from June 30, 1996 by $394,872. Therefore, the Company recognized a net unrealized holding loss of $394,872 during the three months ended September 30, 1996.

For the nine months ended September 30, 1996 other expenses decreased from $231,413 in 1995 to $170,161 in 1996. Interest expense other and related party increased by $596,246 and $84,444 for the same period in 1996 compared to 1995. As stated in the three month analysis, this is due to increased borrowings related to the bank lines of credit assumed in the acquisition of the hockey related business, and increased debt issued in connection with the formation of USA and its acquisition of USA Skate.

This increase of interest expense was offset by a year-to-date net increase of $21,765 in the marketable securities the Company received from an affiliate in payment of a related party receivable.

Additionally, the Company satisfied $260,000 of payables to officer/shareholders by transferring to two officers/shareholders a total of 216,667 shares of USA common stock held by the Company. For purposes of satisfying the $260,000

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other expense/income (continued):

payable, the USA common stock was valued at $1.20 per share, the same per share price as USA received in a recent private placement of its common stock to third parties. The $1.20 per share amount exceeded the Company's carrying value of USA's common stock by $.69 per share and, accordingly, the Company recognized a gain of $111,366. Other income also included an increase in royalty income of $40,534 resulting from the Company's license for snowboard apparel in effect for the entire period in 1996 compared to only three months for the same period in 1995. The Company recognized a gain of $479,100 from the issuance of USA common stock as described in Note 7 of the consolidated financial statements.

Income tax benefit/expenses:

The Company recorded an income tax benefit for the three months ended September 30, 1996 of $261,000 compared to an expense of $5,500 for the period ended September 30, 1995. For the nine months ended September 30, 1996 the Company had an income tax benefit of $225,000 compared to a benefit for the nine months ended September 30, 1995 of $126,860.

Net income/loss:

Net income was $63,942 for the three months ended September 30, 1995 compared to a loss of $631,184 for the three months ended September 30, 1996. The primary reasons for the change were losses realized from operations and increases in interest and other expenses in 1996 compared to the 1995 period.

Net loss increased to $567,210 from $192,205 for the nine months ended September 30, 1996 compared to September 30, 1995. The primary reason was the increase in the loss from operations of the Company's in-line skate and snowboard businesses.

Liquidity and Capital Resources:

The Company funds its in-line and snowboard operations principally through a $5.5 million revolving credit facility with a bank, and, to a lesser degree, loans from private investors and trade credit. During the first quarter of 1995, the Company completed its IPO, realizing net proceeds of approximately $4.2 million after payment of offering expenses.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued):

At September 30, 1996, the Company had a working capital deficit of approximately $2,160,320 compared to working capital of approximately $2,399,000 at December 31, 1995. The decrease in working capital is primarily related to debt issued and assumed in the acquisition of USA Skate.

In May 1996, the Company, through USA, completed the acquisition of the outstanding capital stock of USA Skate. Consideration for the purchase consisted of $3,650,000 of cash, a $1,050,000 8% installment note payable, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $961,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders, and the issuance of $2,515,000 of 9% convertible promissory notes due January 1997 (which may be extended for six months and are convertible into USA common stock under certain conditions). The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of the Company's common stock valued at $900,000, and USA Skate also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate in exchange for minimum royalty payments due on or before December 2001, with an imputed (9.5%) present value of $2,213,235.

The Company intends to continue to fund its hockey operations from two credit facilities with banks, under $8,600,000 of revolving lines of credit agreements.

Generally, invoices for the Company's in-line skate and snowboard products are payable within 60 days. The Company's hockey products are sold customarily with dating terms normal in the hockey industry. Historically, the Company has not experienced significant write-offs with respect to trade receivables due to its credit management procedures. Management believes its allowance for doubtful accounts is adequate.

For payments to foreign suppliers, the Company currently utilizes trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued):

Under the bank credit facility related to the Company's in-line skate and snowboard businesses, the amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory. The U.S. and Canadian bank credit facilities related to the Company's hockey business are structured the same. Borrowing is limited to 50% of eligible inventory, plus 75% of accounts receivable, and is collateralized by accounts receivable and inventory. Loans under the agreements bear interest at one percent above the bank's prime rate and are due on demand. The loan agreement also requires the respective operating subsidiaries to maintain a certain tangible net worth and restricts its ability to (i) incur additional obligations or debt; (ii) pay dividends on its capital stock; (iii) enter into any transaction of merger, consolidation, acquisition or sale of assets other than in the ordinary course of business, and (iv) pay annual aggregate compensation of its officers and directors in excess of a specified amount, unless the bank consents to such actions and waives or amends the applicable restrictions in the loan agreement. At September 30, 1996, based on the limitations described above, under the in-line skate/snowboard line of credit the Company was eligible to borrow $3,396,000 and the outstanding balance was approximately $3,281,000. Under the hockey products lines of credit, the Company was eligible to borrow $7,890,000 and the outstanding balance was approximately $7,792,000.

Seasonality

The Company's in-line skate and hockey related sales are strongest in the second and third quarters of each calendar year. Snowboard product sales are strongest during the third and fourth quarters of each calendar year. However, industry trade shows and other sales, marketing and administrative costs typically precede the strong selling seasons and, therefore, the Company anticipates that it may incur a significant loss in the first quarter of each year, including 1997.

Foreign Exchange

The Company's products are principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchases its in-line skate products for set prices negotiated annually in U.S. dollars at exchange rates reset annually. The Company purchases its snowboards in Deutsche Marks. The Company sells its snowboard and hockey products both domestically and internationally. As a result, extreme exchange rate fluctuations could have a significant effect on its sales, costs of goods sold and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the relationship between the Company and its suppliers to continue. The Company does not engage in hedging transactions.

Effect of Inflation

Management believes that inflation has not had a significant impact on its business.



                                     PART II

                                OTHER INFORMATION



ITEM 4.           Submission of matters to a vote of security holders.

                  None.


ITEM 5.           Other information.

                  None.


ITEM 6.           Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  1. Form 8-K/A dated May 15, 1996 as filed with the Commission on July 30, 1996, reporting "Acquisition or Disposition of Assets" under Item 2, and reporting "Other Events" under
                      Item 5.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CALIFORNIA PRO SPORTS, INC.





Dated:        November 19, 1996              By:  /s/ Michael S. Casazza
                                             ---------------------------
                                             Michael S. Casazza
                                             President/Chief Operating Officer



Dated:        November 19, 1996              By:  /s/ Barry S. Hollander
                                             ---------------------------
                                             Barry S. Hollander
                                             Chief Financial Officer