Form 10KSB
period 1996-12-31
CALIFORNIA PRO SPORTS INC
filed 1997-05-06
CIK 899444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-25114

                           CALIFORNIA PRO SPORTS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                              84-1217733
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1221-B South Batesville Road
Greer, South Carolina                                                      29650
---------------------------------------                               ----------
(Address of principal executive office)                               (zip code)

                    Issuer's telephone number (864) 848-5160

Securities registered under Section 12(b) of the Act:     None

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

                        Warrants to Purchase Common Stock
                        ---------------------------------
                                (Title of Class)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. (1) Yes |X|     No | |      (2) Yes |X|     No | |

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State the issuer's revenues for its most recent fiscal year.    $16,952,904

    As of May 1, 1997, 4,699,511 shares of Common Stock were outstanding and aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of California Pro Sports, Inc. held by nonaffiliates was approximately $2,633,111.

                   Documents Incorporated by Reference - None

Transitional Small Business disclosure format (check one): Yes | |     No |X|

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES

                                   FORM 10-KSB

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

(a)  BUSINESS DEVELOPMENT.

     California Pro Sports, Inc., (hereinafter referred to as the "Company"), is a Delaware corporation organized on January 4, 1993 to acquire the California Pro(TM) in-line skate business from California Pro USA Corp., subsequently renamed SCYL, Inc. ("SCYL") and later dissolved. Playmaker Co., LTD ("Playmaker") the Taiwanese in-line skate manufacturer and majority owner of the seller granted the Company an exclusive, perpetual, non-royalty bearing license to the California Pro(TM) names and trademarks and entered into a five-year manufacturing agreement to supply substantially all of the Company's in-line skate products. This acquisition was a taxable transaction and was accounted for as a purchase. Due to the significant continuing ownership participation of Playmaker in the Company, the assets acquired were recorded at historical cost. Cash paid and notes given by the Company for the agreements not to compete, management buy-out and consulting fees, and the guaranty fees, were recorded as intangible assets.

     In another acquisition completed on August 1, 1994, the Company purchased certain assets, including an exclusive, perpetual world-wide license to the Kemper(R) name and trademark, subject to a royalty, and approximately $3.5 million of purchase orders for Kemper(R) snowboard products, for approximately $1.1 million. The purchase orders were acquired from Kemper Snowboard Corporation ("Kemper"). The Company acquired its license directly from the registered owner of the Kemper(R) name and trademark, Front 500 Corporation ("Front 500"). Neither Kemper nor Front 500 were affiliates with the Company.

     In 1995, the Company formed USA Skate Corporation, a Delaware corporation, ("Skate Corp."). Skate Corp. is a majority owned (approximately 57%) Subsidiary of the Company and its financial statements are consolidated with those of the Company in this report. Effective as of April 30, 1996, Skate Corp. acquired 100% of USA Skate Co., Inc. ("USA Skate"), a New York corporation, in a stock purchase transaction. USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec, Inc. ("Davtec"), a Canadian corporation. The acquisition was accounted for as a purchase. Consideration for the purchase was $10.5 million, consisting of $3.65 million of cash (including approximately $98,000 of cash acquired), a $1.05 million 8% installment note payable due through November 1998, 250,000 shares of Skate Corp. common stock valued at $300,000, and assumption of approximately $5.5 million of debt.

     The cash portion of purchase price for USA Skate was paid with funds raised by Skate Corp., including the private placement of 884,667 shares of common stock of Skate Corp. for approximately $1.06 million; the issuance of approximately $1.08 million of 9% promissory notes payable to certain officers/shareholders due June 30, 1997; and the issuance of approximately

$2.5 million of 9% promissory notes due January 1997 (the "Skate Notes"). As permitted under the terms of the Skate Notes, the due date of the Skate Notes has been extended to July 1, 1997 and bear interest at 12% during the extension period and are convertible under certain circumstances.

     The debt assumption portion of this acquisition was financed in part by a bank loan to USA Skate by LaSalle National Bank, the proceeds of which were used to repay the outstanding indebtedness under the credit facility in place for USA Skate prior to completion of the acquisiton. The LaSalle loan agreement allows for advances up to 75% of qualifying accounts receivable, 50% of qualifying inventories and 50% of outstanding letters of credit, with a maximum limit of $5 million which expires in May 1999. Loans under the agreement bear interest at 1% above the bank's prime rate and are due on demand. The loan agreement required payment of initial financing fees of $100,000 and fees of $50,000 annually. The loan agreement contains certain financial covenants and restrictions regarding payment of dividends, officers' compensation and consulting fees, as well as restrictions on USA Skate's loans and investments. The loan is collateralized by substantially all of USA Skate's assets and is guaranteed by Skate Corp. and certain of its affiliates and shareholders. At December 31, 1996, Skate Corp. was in technical default under this lending arrangement primarily due to the Company's wholly-owned subsidiary being in default under its loan with LaSalle. At year-end 1996, CP was under collateralized by approximately $800,000 and was not in compliance with certain of its financial covenants. As a result, LaSalle could accelerate both loans and require immediate full repayment although, as of the date of this report, the Company has not received any notice to this effect from LaSalle and it is continuing to negotiate with LaSalle to bring the loans into compliance.

     At the time of the acquisition, Skate Corp. made a capital contribution of $500,000 to Davtec, and the former controlling shareholder of USA Skate paid Davtec $165,000 in return for a $125,000, 8% promissory note due December 31, 1996 and payment of a $40,000 outstanding receivable. The proceeds of $665,000 were used to reduce Davtec's indebtedness to its Canadian bank lender. In connection with the payments, and subject to certain other terms and conditions, the Canadian bank agreed to extend the existing line of credit with Davtec through July 31, 1997. In March 1997, the Company repaid $50,000 under the note to the former controlling shareholder of USA Skate and entered into a modification agreement extending the due date of the remaining $75,000 to October 1, 1997. In February 1997, the Company received notice that it was in violation of a loan covenant and in March 1997, the bank filed a notice of intention to enforce security and to demand payment of the loan. The Company currently is in negotiations with the bank to cure the default and extend the maturity date of the agreement.

     At the time of the USA Skate acquisiton, the Company, Skate Corp. and USA Skate also entered into certain other agreements with the former controlling shareholder of USA Skate. USA Skate entered into a one-year employment agreement with the former controlling shareholder of USA Skate, which provides for annual compensation of $90,000 and ends in May 1997. The former controlling shareholder of USA Skate entered into a five-year consulting agreement with the Company, Skate Corp. and USA Skate and a ten-year noncompete agreement in consideration for receipt of 400,000 shares of the Company's common stock valued at $900,000. USA Skate also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate in exchange for minimum royalty payments of $3 million due on or before December 2001. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.53 million, including guarantee fees to two officers/shareholders of $600,000 related to the officers'/shareholders' providing personal guarantees of certain of the debt assumed and issued in the transaction.

     The Company operates its in-line skate and snowboard businesses through its wholly-owned subsidiary, California Pro, Inc., also a Delaware corporation ("CP"). The Company's only significant assets are the capital stock of CP and Skate Corp. CP and USA Skate are the borrowers under bank loan agreements and the Company is a guarantor of each of their obligations thereunder. In addition, CP's bank loan is guaranteed by USA Skate and USA Skate's bank loan is guaranteed by CP.

(b)  BUSINESS OF ISSUER.

     The Company markets California Pro(R) in-line skates, and related protective gear and accessories, Kemper(R) snowboards and related snowboard accessories and VIC(R) and VICTORIAVILLE(TM) and McMartin(TM) ice and street/roller hockey skates, sticks and related protective gear and accessories. Davtec, USA Skate's wholly-owned Canadian subsidiary, manufactures hockey sticks, pants and gloves for USA Skate and is the Canadian distributor for all of the hockey related VICTORIAVILLE(TM) and VIC(R) product lines. Davtec also manufactures the Hespeler(TM) premium brand of hockey sticks which are marketed worldwide.

     The Company's in-line skate products are sold in the United States, Canada, the Caribbean and U.S. military bases world wide. Its snowboards and related accessories are sold primarily in the United States and European countries. The Company sells its hockey-related products in the United States and Canada through independent sales representatives and internationally through independent distributors located in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France and Brazil.

PRODUCTS

     IN-LINE SKATES. The Company currently markets performance, fitness, recreational and hockey in-line skates for both the adult and youth markets, as well as a full line of protective gear and other related accessory products. The Company's in-line skates are constructed of durable, injected molded polymers and incorporate the latest designs, graphics and technology. Retail prices for the Company's skates range from approximately $50 to $200.

     The Company markets a full line of in-line skate accessory products, including protective gear, replacement parts and soft goods for use by in-line skaters. Protective gear offered by the Company includes an assortment of wrist guards, knee and elbow pads in both adult and youth sizes which can be purchased separately or in combination packs. The Company also offers a variety of replacement parts, including skate laces, brake sets and brake pads, power straps, wheels, bearings, 8-wheel hardware kits and rink guard axle caps. Soft goods offered under the California Pro(R) brand name include skate bags and an assortment of tee shirts.

     In addition to its standard models of skates, the Company markets special models for some of its larger retail customers. These specially designed skates contain one or more features which vary slightly from the corresponding standard model based on the preference of the retailer and the retailer's desire to offer a special model of the Company's in-line skates in their stores at a particular price point. The Company's close relationship with its primary in-line skate manufacturer provides the Company with additional flexibility and ease in meeting its retail customers' market needs with these special models.

     The Company offers a competitive limited warranty on workmanship and materials for six months after the purchase of its in-line skate products from an authorized California Pro(R) dealer.

     SNOWBOARDS. The Company offers several series of Kemper(R) snowboards in different models in various lengths. Kemper(R) snowboards come in either wood or a polyurethane matrix, depending on the series and model, and range in suggested retail price from approximately $200 to $520, with bindings.

     The  Kemper(R)   snowboard  designs  are  created  and  modified  with  the assistance of the Kemper(R) team riders, European distributors, the manufacturer and others.

     The Kemper(R) PPS+ binding system has become a standard of the industry. Snowboard manufacturers worldwide employ the Kemper(R) four-hole insert technology. With the PPS+ binding system, a snowboard rider can quickly adjust his stance from 11 to 24 inches between runs. The Kemper(R) PPS+ system accommodates regular footed riders as well as creative footed riders because of its base rotation feature which permits 360 degrees of rotation.

     The Company offers two types of high quality soft boots. The Kemper(R) FS boot consists of a flexible oil-tanned leather upper and a low cuff with zig zag eyelets for a tighter fit. The Kemper(R) FR boot consists of a stiffer and taller leather upper with a low profile instep, molded inner tongue, deep tread sole with a cushioned heel and a velcro heel hold down.

     The Company also markets snowboard accessories and clothing such as leashes, gloves and mitts, hats, sweatshirts, tee shirts and other similar items.

     HOCKEY PRODUCTS. The Company currently has five major hockey product categories consisting of (1) hockey sticks; (2) hockey protective gear; (3) figure and ice hockey skates; (4) hockey bags and related accessories; and (5) street/roller hockey skates and protective gear. These products are marketed under the ViCTORIAVILLE(TM), VIC(R) and McMartin(R) brands. Davtec, the Canadian subsidiary of the Company's hockey division, manufactures hockey sticks, pants and gloves for the Company and is the Canadian distributor for all of the hockey related VIC(R) and VICTORIAVILLE(TM) product lines. The Company's hockey product lines are constructed of various materials and incorporate the latest designs, graphics and technology. Approximately 70% of Skate Corp.'s products are manufactured by the Canadian subsidiary.

PRODUCT DESIGN AND DEVELOPMENT

     IN-LINE SKATES. The Company views product design and development as integral to its growth. Since the in-line skate acquisition, the Company has refined its current skate models by improving the componentry and appearance, and has introduced new skate models.

     The Company offers a competitive limited warranty on workmanship and materials for six months after the purchase of its in-line skate products from an authorized California Pro(R) dealer.

     SNOWBOARDS. The Kemper(R) snowboard designs are created and modified with the assistance of the Kemper(R) team riders, European distributors, the manufacturer and others.

     HOCKEY PRODUCTS. Design and development of the Company's hockey products is undertaken by the Company's research and development personnel in conjunction with outside design firms and vendors, where appropriate. The Company believes its manufacturing facilities are state of the art and produces consistent and competitive products from innovative designs. USA Skate has redesigned its logo and all its products for 1997 will incorporate the new logo.

SALES AND MARKETING

     The Company markets its products primarily in retail sporting goods chains and specialty shops. Distribution is accomplished primarily through national networks of independent sales representative groups who sell directly to buyers and retail accounts. The Company has oral agreements with sales representative groups which cover the United States, Canada, the Caribbean and U.S. military exchanges world wide. These sales representative groups are paid on a standard, commission-only basis. In addition, the Company has foreign distributors, mostly in European countries, for distribution of Kemper(R) snowboards and accessories, as well as VIC(R) and VICTORIAVILLE(TM) hockey products.

     IN-LINE SKATE ADVERTISING AND PROMOTION. The Company advertises and promotes its in-line skate products through multiple methods customary within the industry. It participates in all major trade exhibitions, conducts special promotions and has advertised in trade and consumer publications such as Spin and Outside on a national, regional and local basis. Point of purchase materials and promotional items are made available to the Company's customer base as well as directly to consumers through Company and trade supported programs. The Company also sponsors consumer demonstration days to further promote the California Pro(R) brand and the sport of in-line skating.

     SNOWBOARD ADVERTISING AND PROMOTION. A Company objective is to promote Kemper(R) as a leading brand within the snowboard industry. The Company believes that world class customer service is an essential ingredient to successful promotion of the Kemper(R) brand. The Company focuses its trade and consumer advertising on leading industry publications such as Transworld Snowboarding and Snowboarder. To promote its Kemper(R) brand, the Company sponsors various professional snowboarders each season (the "Kemper(R) team riders") to attend snowboarding events organized by retailers. Videos featuring the Kemper(R) team riders also are distributed by the Company's sales representatives to consumers and to the retail trade for promotional purposes.

     HOCKEY ADVERTISING AND PROMOTION. The Company markets its hockey products primarily to retail sporting goods chains and specialty shops. Its marketing strategy emphasizes the price/value relationship if its branded products. In particular, the Company believes that within its hockey business, retailers are afforded an excellent mark-up for VICTORIAVILLE(TM), VIC(R) and McMartin(R) hockey products when the features are compared to the features of the competitors at virtually all price points. USA Skate is considering utilizing multiple brands for brand positioning in different channels of distribution.

     USA Skate sells it products primarily through national networks of independent sales representative groups who sell through direct contact with buyers and retail accounts. USA Skate has oral agreements with ten sales representative groups which cover the United States and Canada. These sales representative groups are paid on a standard, commission-only basis. In addition, there are distributors located in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France and Brazil.

     USA Skate advertises and promotes its hockey products through multiple methods customary within the industry. It participates in all major trade exhibits, conducts special promotions and advertises in trade and consumer publications on a national, regional and local basis. Point of purchase material and promotional items are made available to the customer base as well as directly to consumers through USA Skate and trade supported programs. A critical component of USA Skate's promotional strategy lies in its ability to attract NHL and other professional league players to use and promote the Company's products, thereby reinforcing the brand's authenticity and performance. At this time, over 100 NHL players use the Company's VICTORIAVILLE(TM), VIC(R) and Hespeler(TM) branded products, including NHL All-Stars Steve Yzerman, John Vanbiesbrouck and Jeff Richter.

SUPPLIERS AND MANUFACTURING

     IN-LINE SKATE PRODUCTS. The Company has an exclusive manufacturing agreement with Playmaker which expires in 1998, under which Playmaker supplies most of the Company's in-line skates and in-line skate accessory products. Playmaker manufactures, assembles and packages the Company's in-line skate products at its facilities in Taiwan and China for set prices, in U.S. dollars, negotiated annually. In 1996, the Company began sourcing certain in-line skate models from an alternative Pacific Rim supplier.

     SNOWBOARD PRODUCTS. The Company's major supplier of snowboards is Pale Ski & Sport GmbH & Co. of Austria which annually manufactures approximately 40% of all snowboards sold worldwide. In 1995, the Company began to purchase wood core boards from a domestic supplier. The Company believes that it could readily obtain another supplier or multiple suppliers for all of its snowboards if it were unable to continue its current relationships.

     HOCKEY PRODUCTS. The Company has three manufacturing facilities; one in London, Ontario, one in Montreal and the other in Daveluyville, Quebec, Canada. The Daveluyville plant manufactures hockey sticks, the Montreal plant manufactures premium pants and gloves and the London facility manufactures goalie protective equipment under the McMartin brand. Products representing approximately 70% of USA Skate's sales are manufactured by Davtec. The other products marketed by the Company are sourced from a variety of suppliers throughout the world. Cortina International Corporation and Superior Sports are the Company's main suppliers of ice and street/roller hockey protection products. Figure and hockey skates are supplied by Taiwan Sakurai and premium quality figure skates are manufactured in the Czech Republic and supplied to the Company by Benal.

LICENSES, PATENTS AND TRADEMARKS

     The Company derives its proprietary protection primarily from licenses with others who own patents and trademarks. The Company owns no patents and has applied for or owns a limited number of trademarks.

     IN-LINE SKATE PRODUCTS. The Company entered into a perpetual license agreement with Playmaker under which the Company has the exclusive, royalty-free right to use the California Pro(R) and Rolling Thunder(TM) names and trademarks on in-line skates, accessories and any other products in the United States, Canada, certain areas of the Caribbean and U.S. military exchanges worldwide. The Company has also entered into an agreement with Playmaker under which Playmaker will pay the Company a five percent royalty on all sales of any product made by Playmaker to any new customer of Playmaker generated by the Company. No royalties have been agreed to or paid to date under this agreement.

     The Company and Playmaker each have non-exclusive royalty bearing patent license agreements with Rollerblade, Inc. related to one feature on several of the Company's in-line skate models. These agreements require payment to Rollerblade, Inc. of a percentage of the net sales price to retail merchants. Playmaker reimburses the Company for 90% of the royalties paid by the Company to Rollerblade under these agreements.

     SNOWBOARD PRODUCTS. In August 1994, the Company entered into an agreement with Front 500 Corporation, for an exclusive, perpetual, worldwide license to use the name "Kemper Snowboards Inc." and the Kemper(R) design and all derivations thereof in the manufacture, import, export, design, marketing, promotion and distribution of Kemper(R) snowboards and related equipment, clothing and accessories. In return for these license rights, the Company pays a royalty of net sales for products sold under this license.

     HOCKEY PRODUCTS. The Company owns the exclusive worldwide trademark rights to the VICTORIAVILLE(TM) and VIC(R) trademarks for seven years under a royalty bearing license. If royalties of at least $3 million are paid to the licensor under the license during the term of the agreement, ownership to the marks will transfer automatically to the Company. The Company owns the trademark rights to the McMartin(R) name and logo.

COMPETITION

     All of the Company's businesses are extremely competitive.

     IN-LINE SKATE BUSINESS. The Company operates in a highly competitive industry. Some of the Company's competitors have greater financial and other resources than the Company. The Company believes that there has been lower consumer demand for in-line skates as well as retailers not quickly selling through their existing inventory. With respect to the Company's in-line skate business its primary competitors are Rollerblade, Inc., Ultra Wheels (First Team Sports, Inc.) and Canstar Sports. With regard to in-line skate protective equipment, Rollerblade, First Team Sports and Franklin are the primary competitors. Management believes that these competitors collectively have a market share of over 50%.

     The primary competitive factors in the in-line skate business are product features, quality, price, service and name recognition. Although Rollerblade is still the most recognized name in the in-line skate industry, consumers are now comparing features and price more closely.

     SNOWBOARD BUSINESS. Burton Snowboards is the Company's largest competitor, with a world market share estimated at approximately 50%. Other competitors include Sims Snowboards and Ride Snowboard Company. Additionally, many of the ski manufacturers (i.e. K2 and Rossignol) have also entered the market.

Management believes that these companies have greater financial and other resources than the Company. The Company is continuing to assess its competitive position with respect to each of these factors.

     HOCKEY BUSINESS. Both ice and street/roller hockey businesses are highly competitive, with competition predominantly focused on product innovation, performance and styling, price, marketing and delivery and name recognition. The hockey markets are dominated by a relatively small number of large companies, most of whom have greater financial and other resources than the Company. The primary competitors of USA Skate are Bauer, CCM, Sherwood and Karhu Corp. The Company believes that these competitors collectively have a market share of over 50%. USA Skate enjoys strong brand recognition and believes it also competes favorably with respect to the other major competitive factors. There are no significant technological or capital barriers to entry into markets for many sporting goods products. These markets compete with other leisure activities markets for discretionary income spending in a continuously evolving consumer market.

PURCHASE ORDERS AND CUSTOMERS

     At December 31, 1996, the Company had purchase orders for future delivery of products of approximately $.7 million, compared with approximately $1.2 million at December 31, 1995. Although purchase orders are subject to cancellation in the normal course of business, the Company expects to fill most of these orders by May 31, 1997. The decrease in purchase orders in 1996 is in part due to the Company's smaller backlog in its in-line skate and snowboard businesses of $724,000, offset by the backlog of its hockey related product lines of $220,000.

     For the year ended December 31, 1996, no customers accounted for 10% or more of the Company's sales. For the year ended December 31, 1995, a U.S. governmental agency and C.A.S. Sports Agency accounted for 10% and 12% of the Company's sales, respectively.

EMPLOYEES

     As of December 31, 1996, the Company had 139 employees and 2 consultants. The Company believes its relations with its employees and its consultants are good. The Company's employees are not subject to collective bargaining agreements, except for the employees in the Daveluyville manufacturing facility.

Item 2.  Description of Property
         -----------------------

(a) FACILITIES

                                                                                   Lease (L)        Annual
Location                   Use                                       Sq. Ft.        Own (O)          Rent
--------                   ---                                       -------       ---------       --------
Commack, NY                Warehouse & Distribution                   31,000           L            $58,800
Commack, NY                Warehouse & Distribution                   31,000           L           $155,800
Montreal, QC               Manufacturing                               9,600           L            $25,000
Daveluyville, QC           Manufacturing & Distribution               74,665           O(1)             N/A
London, OC                 Manufacturing                               5,000           L            $15,000
Montreal QC                Sales & Marketing                           1,400           L            $19,000
Greenville, SC             Corporate Offices                           3,900           L            $36,000(2)

----------
(1) Subject to mortgage. See Note 9 to the financial statements included in this report.
(2) Leased on a month-to-month basis.

(b) and (c)

     Not applicable


Item 3.  Legal Proceedings
         -----------------

     The Company is not a party to any material legal proceedings, nor does it have knowledge of any threatened material litigation. From time to time the Company may be subject to various legal proceedings which are normal to its business, including claims for product liability. The Company believes it has adequate liability insurance for the risks arising in the normal course of its business, including product liability insurance.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

(a)  MARKET INFORMATION.

     The Company's Common Stock and Warrants have been traded over-the-counter since January 18, 1995 and are quoted on the Nasdaq SmallCap Market under the symbols CALP and CALPW, respectively. The following table sets forth the range of high and low bid prices as quoted by Nasdaq. These market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                        Common Stock               Warrants
                                         Bid Prices               Bid Prices
                                      ----------------        ------------------
        1995                          High         Low        High           Low
        ----                          ----         ---        ----           ---
First Quarter (1/1/95-3/31/95) ..   $  5.25     $  4.25     $  1.125      $   .50
Second Quarter (4/1/95-6/30/95) .   $  4.75     $  3.375    $  1.03125    $   .625
Third Quarter (7/1/95-9/30/95) ..   $  6.875    $  2.875    $  2.6875     $   .50
Fourth Quarter (10/1/95-12/31/95)   $  5.25     $  3.375    $  2.625      $   .875

        1996
        ----
First Quarter (1/1/96-3/31/96) ..   $  4.623    $  2.5625   $  1.9275     $   .65625
Second Quarter (4/1/96-6/30/96) .   $  4.00     $  2.25     $  1.00       $   .50
Third Quarter (7/1/96-9/30/96) ..   $  3.0625   $  1.875    $   .90625    $   .375
Fourth Quarter (10/1/96-12/31/96)   $  2.3125   $  1.25     $   .5625     $   .21875


(b)  HOLDERS.

     The number of record holders of the Company's Common Stock as of April 30, 1997 was approximately 85. Based on information from the brokerage community, the Company believes that its Common Stock and warrants each are held beneficially by more than 300 persons.

(c)  DIVIDENDS.

     The Company has not declared or paid dividends on its Common Stock, nor does it anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to fund operations and for the continued development of its business. Further, the loan agreements provide that without the prior written consent of the lender, the Company may not declare or pay any dividend on any class of stock until satisfaction of all liabilities under the loan agreements.

Item 6. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

OVERVIEW

     The Company imports and distributes products in three participant sports categories. In- line skates and related accessory products are marketed under the brand names California Pro(R) and Rolling Thunder(TM); since August 1, 1994, snowboards and snowboard accessory products have been marketed under the Kemper(R) brand; and since May 1996, ice and street/roller hockey skates, sticks, related gear and accessories, as well as figure skates are marketed under the VICTORIAVILLE(TM), VIC(R), Hespeler(TM) and McMartin(R) brands. Management believes that continual product refinement and new product designs and development, along with attractive packaging and first class customer service are vital to sales growth. The Company purchases most of its in-line skate and snowboard products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products are purchased from domestic suppliers. Approximately 70% of all hockey products sold are manufactured by Davtec and skates and related gear are purchased from foreign suppliers.

     The Company sells its in-skate products principally to major retail sporting goods chains in North America and to U.S. military exchanges worldwide, through independent sales representative groups, under an exclusive royalty free perpetual license. Snowboard products are sold to regional sporting goods chains and specialty shops through independent sales agencies in the U.S. and Canada and directly by the Company to its foreign distributors. Hockey products are sold in North America through a network of independent sales representative groups to major retail sporting goods chains as well as smaller, specialized independent sporting goods shops. Internationally, hockey products are sold to and distributed by independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, France, Finland and Brazil.

     During the first quarter of 1995 the Company closed its IPO of 1,200,000 shares of Common Stock and 1,380,000 common stock purchase warrants. After deducting offering expenses, the Company received net proceeds from the offering of approximately $4,200,000.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales by major product category for the periods indicated:

                                               Year ended December 31,
                                            1996                    1995
                                     ------------------      -------------------
                                                (dollars in thousands)
                                        $           %           $            %
                                     -------       ----      -------        ----
In-line skates and accessories       $ 4,911        29%      $11,037         64%
Snowboards and accessories             1,037         6%        6,092         36%
Ice and street/roller hockey (1)      11,005        65%      _______        ____
                                     -------       ----      -------        ----
                                     $16,953       100%      $17,129        100%
                                     =======       ====      =======        ====

(1)  Sale of hockey products began May 1, 1996.

     The following table sets forth for the periods indicated the percentages which selected items in the Consolidated Statements of Operations bear to net sales:

                                                                 Year ended
                                                                December 31,
                                                             -------------------
                                                             1996           1995
                                                             ----           ----
Net Sales .........................................         100.0          100.0
Cost of Goods Sold ................................          82.9           71.0
Gross Profit ......................................          17.1           29.0
Sales & Marketing Expenses ........................          14.3           10.3
General & Administrative Expenses .................          17.8           12.4
Depreciation and Amortization .....................           4.0            3.2
Consulting & Management Fees ......................            .7             .7
Rent Expense, Related Party (Seller) ..............            .6            -.-
Restructuring Charges .............................           7.3            -.-
Income (Loss) from Operations .....................         (27.7)           2.5
Interest and Other Expenses (Income) ..............           5.5            1.6
Income Tax Expense (Benefit) ......................          (1.4)            .7
Minority Interest .................................           1.1            -.-
                                                           ------         ------
Net Income (Loss) .................................         (32.8)            .2
                                                           ======         ======

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     The Company commenced operations on April 1, 1993, when it acquired the in-line skate business from SCYL, the predecessor company. As described in Note 1 of the Company's consolidated financial statements, the assets acquired from the predecessor have been recorded at their carrying value to the predecessor. Except for the amortization of the purchased intangibles, the accounting bases used by the Company are the same as used by the predecessor.

     On August 1, 1994 the Company acquired certain assets, including an exclusive, perpetual worldwide license to the Kemper(R) name and trademark, subject to a royalty, and approximately $3.5 million of existing purchase orders for Kemper(R) snowboard products.

     Effective April 30, 1996, the Company, through its recently formed subsidiary, USA Skate Corp., began selling hockey related products under an exclusive worldwide license to the VIC(R), VICTORIAVILLE(TM) and McMartin(R) brand names.

     NET SALES. Net sales for the year ended December 31, 1996 decreased to $16,952,904 from $17,128,711 or by $175,807, representing an approximate decrease of 1.0%. This decrease was primarily attributable to the decrease in revenues of $6,126,000 and $5,055,000 of the Company's California Pro in-line skates and Kemper(R) snowboard products, respectively. This decrease was offset by including $10,949,000 of the Company's ice and street/roller hockey equipment sales due to the acquisition of USA Skate effective April 30, 1996. The Company believes the decline in sales was caused by high inventory levels of in-line skate and snowboard products at some of the Company's major retail accounts as well as more competitors entering the snowboard business, some with greater financial and other resources than the Company.

     GROSS PROFIT. Gross profit decreased to $2,871,870 for the year ended December 31, 1996 compared to $4,973,168 for the year ended December 31, 1995. As a percent of sales, gross profit decreased to 17.1% in 1996 from 29% in 1995. The primary reasons for the decline in gross profit were sales at reduced margins for the Company's in-line skate and snowboard products. Additionally, the Company incurred inventory markdowns and adjustments of $1,059,750 in 1996 attributable to remaining in-line skate and snowboard inventory. The Company believes these writedowns and adjustments, which accounted for an approximate 6.3% decline in its gross profit, were necessary to reflect the current market value of its inventory.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $2,434,255 for the year ended December 31, 1996, compared to $1,758,221 for the year ended December 31, 1995. This represents an increase of $676,034 or 38.4%. Sales and marketing expenses related to the Company's in-line skate and snowboard business were $1,359,148 in 1996 compared to $1,758,221 in 1995, representing a decrease of $399,073. This decrease was offset by the additional sales and marketing expenses of $1,075,107 related to the revenues of the Company's hockey business which it acquired effective April 30, 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,014,419 for the year ended December 31, 1996, compared to $2,121,855 for the year ended December 31, 1995. This represents an increase of $892,564. The primary reason for the increase is attributable to $746,887 of general and administrative expenses incurred within the Company's recently acquired (effective April 30, 1996) hockey business.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $681,717 for the year ended December 31, 1996 from $544,245 for the year ended December 31, 1995. The increase of $137,472 was mainly attributable to depreciation and amortization of $301,437 related to the Company's acquisition of USA Skate effective April 30, 1996.

     CONSULTING FEES, RELATED PARTY. Consulting fees, related party remained $120,000 for the years ended December 31, 1996 and 1995. The Company pays an officer/shareholder $10,000 per month for services primarily related to long-term strategic planning, financing and acquisitions.

     RESTRUCTURING CHARGES. For the year ended December 31, 1996, the Company had restructuring charges of $1,229,000. These charges related to Management's plan for restructuring operations. As a result of the restructuring plan, the Company wrote off $411,700 related to certain equipment (molds) for certain of its in-line skate and snowboard product lines. Additionally, the Company re-evaluated certain trademarks and licenses and other intangibles and recorded expenses of $368,000 and $205,700, respectively. As further described in Note 1 to the financial statements, the Company has signed a distribution agreement with Skate Corp. to distribute California Pro and Kemper branded products, resulting in the closure of the previous distribution facility and terminating warehouse employees at an expense of $76,500 and $22,100. Lastly, the Company wrote off previously deferred expenses related to a potential acquisition that the Company elected not to pursue to completion.

     INCOME (LOSS) FROM OPERATIONS. For the year ended December 31, 1996, the Company had a loss from operations of $4,690,853 compared to income from operations of $428,847 for the year ended December 31, 1995. The decrease of $5,119,700 was a result of a decrease in gross profit of $2,081,298 and increases in sales and marketing and general and administrative of $676,034 and $892,564, respectively as described above. Additionally, the restructure charge of $1,229,000 negatively affected the results of operations.

     OTHER INCOME/EXPENSES. Other expenses for the year ended December 31, 1996 were $955,848 compared to $280,491 for the year ended December 31, 1995. The increase of $655,351 was primarily attributable to interest and other expenses relating to the acquisition and operation of USA Skate of $1,047,308. This was partially offset by a decrease of $391,951 within California Pro. This decrease was a direct result of a gain recorded of $479,100 on the book value of Skate Corp. stock held by California Pro (see Note 11) as well as a gain recognized on debt conversion (see Note 10) of $111,366 which were offset by a loss on marketable securities of $144,457 (see Note 3) that the Company had received in settlement of certain obligations.

     INCOME TAX EXPENSE (BENEFIT). For the year ended December 31, 1996, the Company had an income tax benefit of $244,500 compared to an income tax expense of $112,900 for the year ended December 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES. During 1996, the Company funded its in-line skate and snowboard operations principally through a $5.5 million revolving credit facility with a bank, and, to a lesser degree, loans from private investors and trade credit. During the first quarter of 1995, the Company competed its IPO, realizing net proceeds of approximately $4.2 million after payment of offering expenses.

     Under the bank credit facility related to the Company's in-line skate and snowboard businesses, the amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory. As of December 31, 1996, based upon the agreed to formulas, the bank was undercollateralized by $808,000. Accordingly, there can be no further advances under the in-line skate and snowboard line of credit. The U.S. and Canadian bank credit facilities related to the Company's hockey business are structured the same. Borrowing is limited to 50% of eligible inventory, plus 75% of accounts receivable, and is collateralized by the accounts receivable and inventory. Loans under the agreements bear interest at one percent above the bank's prime rate and are due on demand. The loan agreement also requires the respective operating subsidiaries to maintain a certain tangible net worth and restricts its ability to (i) incur additional obligations or debt; (ii) pay dividends on its capital stock; (iii) enter into any transaction of merger, consolidation, acquisition or sale of assets other than in the ordinary course of business, and (iv) pay annual aggregate compensation of its officers and directors in excess of a specified amount, unless the bank consents to such actions and waives or amends the applicable restrictions in the loan agreement. At December 31, 1996, based on the limitations described above, under the in-line skate/snowboard line of credit the Company was eligible to borrow $1,933,000 and the outstanding balance was approximately $2,742,000. Under the hockey products lines of credit, the Company was eligible to borrow $4,893,000 and the outstanding balance was approximately $5,308,000.

     At December 31, 1996, the Company had a working capital deficit of approximately $5,264,000 compared to working capital of approximately $2,399,000 at December 31, 1995. The decrease in working capital is primarily related to operating losses as well as debt issued and assumed in the acquisition of USA Skate. In addition, as described in the foregoing paragraph, the Company is in default on substantially all three of its bank loan agreements. As a result, the independent auditors' report which accompanies the financial statements included in this report contains a going concern explanatory paragraph. Management's plans to resolve the Company's immediate financial difficulties and improve its liquidity position are described in this section above under RESTRUCTURING CHARGES and in note 1 to the financial statements included in this report.

     In May 1996, the Company, through USA, completed the acquisition of the outstanding capital stock of USA Skate. Consideration for the purchase was
$10,500,000 which consisted of $3,650,000 of cash (including approximately $98,000 of cash acquired), a $1,050,000 8% installment note payable, 250,000 shares of Skate Corp. common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by Skate Corp., including the private placement of 884,667 shares of Skate Corp. common stock for $961,000, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders, and the issuance of $2,515,000 of 9% convertible promissory notes due January 1997 (which have been extended to July 1, 1997 with interest adjusted to 12% during the extension period, and are convertible into Skate Corp. common stock under certain conditions). The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of the Company's common stock valued at $900,000, and USA Skate also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate in exchange for minimum royalty payments due on or before December 2001, with an imputed (9.5%^) present value of $2,213,235.

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

     For payments to foreign suppliers, the Company has utilized trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit. For 1997 the Company has negotiated with its suppliers to be paid 50% upon shipment and 50% on 90 day terms.

     SEASONALITY. The Company's in-line skate and hockey related sales are strongest in the second and third quarters of each calendar year. Snowboard product sales are strongest during the third and fourth quarters of each calendar year. However, industry trade shows and other sales, marketing and administrative costs typically precede the strong selling season and, therefore, the Company anticipates that it may incur a significant loss in the first quarter of each year, including 1997.

     FOREIGN EXCHANGE. The Company's products are principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchases its in-line skate products for set prices negotiated annually in U.S. dollars at exchange rates reset annually. The Company purchases its snowboards in Deutsche Marks. The Company sells its snowboard and hockey products both domestically and internationally. As a result, extreme exchange rate fluctuations could have a significant effect on its sales, costs of goods sold and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the relationship between the Company and its suppliers to continue. The Company does not engage in hedging transactions.

     EFFECT OF INFLATION: Management believes that inflation has not had a significant impact on its business.


Item 7.  Financial Statements
         --------------------

     The Company's audited financial statements, described as follows, are included in this report following the signature page of this report.

California Pro Sports, Inc. Consolidated Financial Statements
-------------------------------------------------------------

               Independent auditors' report ..............   F-1

               Consolidated financial statements:

                 Balance Sheet at December 31, 1996 ......   F-2

                 Statements of operations - for the years
                 ended December 31, 1996 and 1995 ........   F-4

                 Statement of shareholders' equity
                 for the years ended
                 December 31, 1996 and 1995 ..............   F-5

                 Statements of cash flows - for the years
                 ended December 31, 1996 and 1995 ........   F-7

                 Notes to consolidated financial statments   F-9


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

    None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

(a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are listed below. The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current officers and directors of the Company are:

Name                       Age       Positions
----                       ---       ---------
Henry Fong                 61        Chairman of the Board of Directors
                                     and Chief Executive Officer

Michael S. Casazza         47        President, Chief Operating Officer
                                     and Director

Barry S. Hollander         40        Treasurer and Chief Financial Officer

Steve C.Y. Lin             35        Director

Brian C. Simpson           63        Director

Hung-Chang Yang            51        Director

Jonathan C. Hodgins        33        President and Chief Executive Officer of
                                     USA Skate

     HENRY FONG has been the Chief Executive Officer and a director of the Company since its inception in January 1993. In addition, Mr. Fong serves as a member of the executive committee of the Company's Board of Directors. Mr. Fong, a founder of the Company, provides the Company with expertise on long-term strategic planning, financing and acquisitions, but is not involved in the Company's day-to-day operations. His principal occupation is that of President, Chief Executive Officer, Treasurer and a director of Roadmaster Industries, Inc., positions held since August 1987. Roadmaster Industries, Inc. is a New York Stock Exchange listed company which is a leading manufacturer fitness equipment and toy products in the United States. Since 1983, Mr. Fong also has served as the President and a director and is a significant stockholder of Equitex, Inc., a publicly-held business development company. Since December 1991, Mr. Fong also has served as Chairman of the Board of Directors of IntraNet Solutions, Inc. (f/k/a MacGregor Sports & Fitness, Inc.), a publicly-held company. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's Corporate American "Dream Team."

     MICHAEL S. CASAZZA, a founder of the Company, has been President and a director of the Company since its inception in 1993. In addition, Mr. Casazza serves as a member of the executive committee of the Company's Board of Directors. Since the Company's inception he has acted as Chief Operating Officer and was formally designated to that position in September 1994. Mr. Casazza devotes substantially all of his time to the business of the Company. From 1991 through July 1996, Mr. Casazza served as President, Chief Executive Officer and a Director of MacGregor Sports & Fitness, Inc. (subsequently renamed IntraNet Solutions, Inc.), a publicly-held company. From 1988 to 1990, Mr. Casazza served as Vice President/General Manager, Golf Division for Wilson Sporting Goods Company. From 1972 to 1988, Mr. Casazza held various positions with Dunlop-Slazenger Corporation, including President of its Racket Sports Division and National Sales Manager of its Golf Division.

     BARRY S. HOLLANDER has served as Treasurer and Chief Financial Officer of the Company since March 1993. Mr. Hollander devotes substantially all of his business time to the business of the Company. From May 1991 through July 1996, Mr. Hollander served as Vice President of Operations and Chief Financial Officer of MacGregor Sports and Fitness, Inc. (subsequently renamed IntraNet Solutions, Inc.), a publicly-held company. From August 1986 to 1989, Mr. Hollander held various positions with MacGregor Sporting Goods, Inc., including Accounting Manager and Chief Financial Officer of the Athletic Products Division. Mr. Hollander is a certified public accountant.

     STEVE C.Y. LIN has been a director of the Company since May 1994. Since 1989, he also has served as Chairman of the Board of Yuan Fu Brothers Co. Ltd., a Taiwanese petroleum equipment distribution company, and executive assistant to the president of Aicello Taiwan Ltd., a Taiwanese environmental engineering services company. From 1989 until it was dissolved in 1995, Mr. Lin served as chairman of the board of the Company's predecessor, SCYL.

     BRIAN C. SIMPSON has been a director of the Company since November 1994. In addition, Mr. Simpson serves as a member of the executive, compensation and audit committees of the Company's Board of Directors. Since 1992, his principal occupation has been that of an international management consultant, providing management support and strategic planning services for various companies, Dunlop-Slazenger and BTR Industries. From 1989 to 1992, Mr. Simpson served as Strategic Planning Director on a worldwide basis for Dunlop-Slazenger International Limited. Prior to 1989, Mr. Simpson served as president of Dunlop-Slazenger Corporation USA and as regional director, North America for Dunlop-Slazenger Corporation International Limited, UK. Mr. Simpson has extensive experience in sales, licensing, distribution and manufacturing, both nationally and internationally, in the sporting goods business.

     HUNG-CHANG (HERO) YANG was elected as a director of the Company in November 1994. In addition, Mr. Yang serves as a member of the compensation and audit committees of the Company's Board of Directors. Since 1984, Mr. Yang's principal occupation has been that of president of Precision Golf Associates Ltd., a Taiwanese company which engages in the manufacture and sale of golf equipment. From time-to-time, Mr. Yang has served as an unpaid consultant to the Company in areas such as quality control of products and components.

     JONATHAN C. HODGINS joined the Company in September 1996 as President and Chief Executive Officer of USA Skate. Mr. Hodgins is the principal person responsible for the Company's hockey division. He has extensive experience in developing sporting goods sales through marketing, research and development, team sales, offshore licensing, sales forecasting and budgeting. From 1990 until the joined the Company in September 1996, Mr. Hodgins was employed by CCM/Sports Maska, Inc., Saint Laurent, Quebec, Canada in various management and executive capacities. From 1986 to 1990, Mr. Hodgins was employed by Canstar Sports Group Inc., Missasauga, Ontario, Canada, in product management. Mr. Hodgins earned a Bachelor of Arts degree in business administration from the University of Western Ontario in 1985.

(b)  SIGNIFICANT EMPLOYEES.

     None.

(c)  FAMILY RELATIONSHIPS.

     None.

(d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     None.

(e)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's securities (collectively, "reporting persons"), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission ("SEC"). Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 filed.

     Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons, the Company believes all reporting persons have complied with the applicable filing requirements, except that Mr. Casazza and Mr. Fong each filed one late Form 4 reporting one transaction regarding the conversion of debt into shares of common stock.


Item 10. Executive Compensation
         ----------------------

SUMMARY COMPENSATION TABLE.

     The following table sets forth information  regarding  compensation paid to
(i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended

December 31, 1994, 1995 and 1996. No executive officer received awards or payments of any long-term compensation from the Company during the period covered.

                                                            Annual                       Long Term         All Other
                                                         Compensation                   Compensation      Compensation
                                                  --------------------------            ------------      ------------
                                                             ($$)                                             ($$)
                                                                                         Securities
                                                                                         Underlying
Name and Position                        Year      Salary     Bonus    Other               Options
-----------------                        ----      ------     -----    -----             ----------
Henry Fong,                              1996     160,000(1)   -0-      -0-                  -0-(2)         300,000(3)
Chief Executive Officer                  1995     120,000(1)   -0-      -0-                150,000            -0-
and Chairman of the Board                1994     120,000(1)   -0-      -0-                148,600            -0-

Michael S. Casazza,                      1996     190,000      -0-      -0-                  -0-(2)         300,000(3)
President, Chief                         1995     137,000      -0-      -0-                150,000            -0-
Operating Officer & Director             1994     120,000      -0-      -0-                 51,400            -0-

Barry S. Hollander,                      1996     125,000      -0-      -0-                  -0-              -0-
Treasurer and Chief Financial            1995     116,923      -0-      -0-                  -0-              -0-
Officer
----------

(1) Mr. Fong is not an employee of the Company and he receives fees of $10,000 per month for consulting services rendered to the Company and an additional $5,000 per month from USA Skate effective May 1, 1996, primarily related to long-term strategic planning, financing and acquisitions and is not involved in the day-to-day operations of the Company.

(2) Options granted in 1994 and 1995 were repriced during 1996 from $4.50 and $3.56 per share to $2.38 per share, representing market value at the time of repricing.

(3) Represents Guaranty fees accrued in connection with the USA Skate acquisition. These fees were paid at year end in shares of common stock based on a price of $1.375 per share, the December 31, market price.

OPTION/SAR GRANTS IN LAST FISCAL YEAR TABLE.

     During 1996, no stock options were granted to any of the exeutive officers named in the Summary Compensation Table.

AGGREGATED  OPTION/SAR  EXERCISES AND YEAR-END 1996 OPTION/SAR  VALUES.

     The following table sets forth information concerning the value of unexercised options held by each of the named executive officers at December 31, 1996. No stock appreciation rights are outstanding and no options were exercised by the named officers during 1996.

                                Number of                      Value of
                          Securities Underlying              Unexercised
                           Unexercised Options         In-the-Money options
                        at December 31, 1996 (#)      at December 31, 1996 (#)
Name                    Exercisable/Unexercisable     Exercisable/Unexercisable
----                    -------------------------     -------------------------
Henry Fong                       298,600/0                       $0/0
Michael S. Casazza               228,900/0                       $0/0
Barry S. Hollander                20,000/0                       $0/0

     COMPENSATION OF DIRECTORS. During 1996, Messrs. Lin, Simpson and Yang, the outside directors of the Company, received a retainer of $10,000 per year, paid quarterly, and $1,000 for each Board of Directors meeting attended in person. In addition, they are reimbursed for expenses incurred to attend meetings of the Board of Directors or otherwise in connection with their services as directors of the Company. Directors also are eligible to receive grants of stock options under the Company's 1994 Stock Option Plan. During 1996, no options were granted to the directors of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Set forth below is certain information as of December 31, 1996, with respect to ownership of the Company's Common Stock held of record or beneficially by (i) the Company's executive officers named in the summary compensation table, (ii) each director of the Company, (iii) each person who owns beneficially more than five percent of the Company's outstanding Common Stock; and (iv) all directors and executive officers as a group:

Name and Address                   Number of Common              Percentage
of Beneficial Owner                  Shares Owned                  Owned
-------------------                ----------------              ----------
Henry Fong                           1,345,358 (1)                  26.9
2401 PGA Blvd., Suite 280F
Palm Beach Gardens, FL 33410

Michael S. Casazza                     733,542 (2)                  14.9
1221-B South Batesville Road
Greer, South Carolina  29650

Steve C.Y. Lin                         193,800                       4.1
Rm. 906, #111
Nanking E. Road
Section 2
Taipei, Taiwan

Barry S. Hollander                      25,000 (3)                    .5
1221-B South Batesville Road
Greer, South Carolina  29650

Playmaker Co., Ltd.                    316,200                       6.7
10th Floor 101
Sung Chiang Road
Taipei, Taiwan

Wayne Mills                            250,000 (4)                   5.3
The Colonnade, Suite 290
5500 Wayzata Blvd.
Golden Valley, MN  55416

Brian C. Simpson                            --                        --
15 Langhams Way
Wargrave, Berkshire
RG 10 8AX U.K.

Hung-Chang Yang                             --                        --
First Floor, No. 16
Lane 238
Taipei, Taiwan

All directors and
executive officers as
a group (7 persons)                  2,297,700 (1)(2)(3)            43.8

----------

(1) Includes warrants currently exercisable to acquire 298,600 shares of Common Stock.

(2) Includes warrants currently exercisable to acquire 228,900 shares of Common Stock.

(3) Includes options currently exercisable to acquire 20,000 shares of Common Stock.

(4) Information obtained from the Schedule 13D on file with the Securities and Exchange Commission.


    CHANGES IN CONTROL.  None.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     In April 1994, the Company issued warrants to Henry Fong to purchase up to 148,600 shares of Common Stock and issued warrants to Michael S. Casazza to purchase up to 51,400 shares of Common Stock, exercisable at $4.50 per share through April 14, 1997. In August 1995, the Company issued warrants to Messrs. Fong and Casazza each to purchase up to 150,000 shares of Common Stock, exercisable at $3.56 per share through August 1, 1998. The exercise price of these warrants represented 100% of the closing bid price of the Common Stock as reported by Nasdaq on the date of grant. The warrants issued to Messrs. Fong and Casazza in April 1994 and August 1995 were issued as additional compensation for their valuable services rendered to the Company. In April 1996, as compensation for their extra efforts in causing the USA Skate acquisition to close, the Company lowered the exercise price of all of the warrants held by Messrs. Fong and Casazza to $2.38 per share, the closing bid price of the Common Stock on the date the warrants were repriced.

     In March 1996, the Chief Operating Officer loaned the Company $170,000. During the second quarter of 1996, the Company transferred 141,667 shares of USA Skate common stock to Mr. Casazza in satisfaction of this debt, based on a price of $1.20 per share of USA Skate common stock.

     At December 31, 1995, the Company owed Mr. Fong $90,000 of accrued but unpaid fees. During the second quarter of 1996, the Company transferred 75,000 shares of USA Skate common stock to Mr. Fong in satisfaction of this debt, based on a price of $1.20 per share of USA Skate common stock.

     Messrs. Fong and Casazza have personally guaranteed the Company's in-line skate/snowboard related bank line of credit up to $5.5 million and its hockey related bank line of credit up to $5 million. In addition, Messrs. Fong and Casazza have each guaranteed, jointly and severally with other guarantors, an additional $5.25 million of indebtedness of the Company incurred in connection with the USA Skate acquisition, and Messrs. Fong and Casazza have guaranteed, jointly and severally with another guarantor, approximately CDN $650,000 owed by the Canadian subsidiary to a Canadian bank. The Company has accrued fees of $300,000 each for Messrs. Fong and Casazza as compensation for their extensive personal guaranties. As of December 31, 1996, Messrs. Fong and Casazza agreed to accept payment of these fees in common stock of the Company based on the December 31 market price of $1.375 per share.

     In May 1996, Mr. Fong loaned $680,000, and Mr. Casazza loaned $400,000 to the Company's majority owned subsidiary, which funds were used to pay a portion of the purchase price for the USA Skate acquisition. In return for these loans, the subsidiary issued promissory notes for the principal amount of each loan with interest at nine percent payable quarterly, due July 1, 1997. In addition, the subsidiary granted warrants to Mr. Fong to purchase 566,667 shares of USA Skate common stock and to Mr. Casazza to purchase 333,333 shares of USA Skate common stock, all exercisable through April 30, 1998 at $1.20 per share of USA Skate common stock. At December 31, 1996, the balance owed Mr. Fong was $530,000 and Mr. Casazza was owed $149,000.

     In November 1996, Mr. Casazza loaned $45,000 to the Company and there remains a balance due of $26,000 at December 31, 1996.

     In December 1996, Mr. Fong agreed to convert $60,000 owed to him by the Company for consulting services for the period July 1 through December 31, 1996 into shares of the Company at the December 31, 1996 market price of $1.375 per share.

     From time to time as deemed appropriate and in amounts determined by the Company's Board of Directors, fees may be paid by the Company to persons who facilitate acquisitions and/or financing transactions for the Company, which persons may be directors and/or officers of the Company.

     Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than would be available from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

(a) EXHIBITS.

    Exhibits being filed herewith are listed below.

    Number          Description
    ------          -----------

     3.1            Certificate   of    Incorporation    of   the    Registrant.
                    (Incorporated   by   reference   to   Exhibit   3.1  to  the
                    Registrant's Registration Statement on Form SB-2, Registration No. 33-85108 as filed with the Securities and Exchange Commission "SEC" on October 13, 1994 (the "1994 Registration Statement").)

     3.2 Bylaws as currently in effect. (Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.)

     4.1 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1994 Registration Statement, filed with the SEC on December 22, 1994 (" 1994 Amendment #4).)

     10.1 Manufacturing Agreement, dated April 1, 1993, between the Registrant and Playmaker. (Incorporated by reference to Exhibit 10.2 to the 1994 Registration Statement.)

     10.2 Exclusive License Agreement, dated April 1, 1993, between the Registrant and Playmaker. (Incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement.)

     10.3(a) Indemnity letter agreement, dated April 1, 1993, between the Registrant and Playmaker. (Incorporated by reference to Exhibit 10.8(a) to the 1994 Registration Statement.)

     10.3(b) Patent License Agreement, dated April 1, 1993 and Assignment thereof. (Incorporated by reference to Exhibit 10.8(b) to the 1994 Registration Statement.)

     10.4 Loan and Security Agreement, dated April 1, 1993, with LaSalle National Bank, N.A. ("Loan Agreement"). (Incorporated by reference to Exhibit 10.10 to the 1994 Registration Statement.)

     10.5(a)        Amendment,   dated  June  15,  1994,   to  Loan   Agreement.
                    (Incorporated by reference to Exhibit 10.10(a) to Amendment No. 1 to the 1994 Registration Statement, filed with the SEC on October 28, 1994 ("1994 Amendment #1).)

    Number          Description
    ------          -----------

     10.5(b) Consent and Amendment, dated August 3, 1994, to Loan Agreement. (Incorporated by reference to Exhibit 10.10(b) to 1994 Amendment #1.)

     10.5(c)        Amendment,   dated  August  30,  1995,  to  Loan  Agreement.
                    (Incorporated by reference to Exhibit 10.10(c) to Registration Statement on Form SB-2, Registration No. 33-98898 ("Registration Statement 33-98898.")

     10.6 Demand Note, dated April 1, 1993. (Incorporated by reference to Exhibit 10.11 to the 1994 Registration Statement.)

     10.7 Continuing Unconditional Guaranties, dated April 1, 1993, of Henry Fong and Michael S. Casazza. (Incorporated by reference to Exhibit 10.12 to the 1994 Registration Statement.)

     10.8 Letter Agreement, dated April 1, 1993, from the Registrant to LaSalle. (Incorporated by reference to Exhibit 10.13 to the 1994 Registration Statement.)

     10.9           1994  Stock  Option  Plan.  (Incorporated  by  reference  to
                    Exhibit 10.14 to the 1994 Registration Statement.)

     10.10 License Agreement, dated July 28, 1994, between Front 500 Corporation and CP. (Incorporated by reference to Exhibit
                    10.16 to the 1994 Registration Statement.)

     10.11 Exclusive Distributorship Agreement, dated March 1994, with Maneuverline Co. Ltd. (Incorporated by reference to Exhibit
                    10.20 to the 1994 Registration Statement.)

     10.12 Exclusive Distributorship Agreement, dated March 1, 1991, with Airtool Ltd. (Incorporated by reference to Exhibit
                    10.21 to the 1994 Registration Statement.)

     10.13 Exclusive Distributorship Agreement, dated June 15, 1994, with Wolf Strobel Sportswear GMBH. (Incorporated by reference to Exhibit 10.22 to the 1994 Registration Statement.)

     10.14 License Agreement, dated May 10, 1995, granted by California Pro, Inc. to Big5 Co., Ltd. (Incorporated by reference to
                    Exhibit 10.23 in Registration Statement 33-98898.)

    Number          Description
    ------          -----------

     10.15 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 200,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.29(a) to the 1994 Registration Statement.)

     10.16 Form of Warrant related to the issuance of warrants to purchase up to 21,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.29(c) to 1994 Amendment #1.)

     10.17 Form of Indemnity Agreements for the Registrant's directors and officers. (Incorporated by reference to Exhibit 10.31 to the 1994 Registration Statement.)

     10.18 Lease Agreement, dated February 16, 1993, for office space, as amended by letter agreement dated February 16, 1994. (Incorporated by reference to Exhibit 10.32 to the 1994 Registration Statement.)

     10.19          Patent  License  Agreement,  with Out of Line  Sports,  Inc.
                    dated as of September 30, 1994. (Incorporated by reference to Exhibit 10.33 to the 1994 Registration Statement.)

     10.20          Trademark License Agreement, dated as of September 30, 1994.
                    (Incorporated by reference to Exhibit 10.34 to the 1994 Registration Statement.)

     10.21 Agreement, dated October 31, 1994, between California Pro Sports, Inc. and Playmaker related to royalty payments. (Incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration Statement, filed with the SEC on November 16, 1994 ("1994 Amendment #2").)

     10.22 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 300,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.37 in Registration Statement 33-98898.)

     10.23 Letter Agreement dated August 24, 1995 among the Registrant and Warren Amendola, Patricia Amendola, Three R Sales, Inc., Three R Profit Sharing Retirement Plan and USA Skate Company, Inc. (Incorporated by reference to Exhibit 10.38 in Registration Statement 33-98898.)

     10.24 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 150,000 shares of Common Stock with Registration Rights Agreement. (Incorporated by reference to Exhibit 10.39 in Registration Statement 33-98898.)

    Number          Description
    ------          -----------

     10.25 Stock Purchase Agreement effective as of April 30, 1996 by and among Warren Amendola, Sr., Patricia Amendola, Three R Profit Sharing Retirement Plan, Warren Amendola, Jr., Richard Amendola and Russell Amendola, as sellers, and USA, as purchaser, and the Registrant, including the following exhibit agreements thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed May 30, 1996, reporting an event on May 15, 1996, Commission File No. 0-25114 (the "Form 8-K").)

     10.26(a) Exhibit A - USA's Promissory Note to sellers in the principal amount of $1,050,000, with related Guaranty. (Incorporated by reference to Exhibit 10.1(a) to the Form 8-K.)

     10.26(b) Exhibit B - License Agreement from Warren Amendola, Sr. to USA Skate, with related Guaranty. (Incorporated by reference to Exhibit 10.1(b) to the Form 8-K.)

     10.26(c) Exhibit C - Consulting and Non-Competition Agreement among Warren Amendola, Sr., USA and the Registrant, with related Guaranty. (Incorporated by reference to Exhibit 10.1(c) to the Form 8-K.)

     10.26(d) Exhibit D - Escrow Agreement by and among Warren Amendola, Sr., USA, the Registrant and Blau, Kramer, Wactlar & Lieberman, P.C. (Incorporated by reference to Exhibit 10.1(d) to the Form 8-K.)

     10.26(e)(1)    Exhibit  E1 -  Employment  Agreement  between  USA Skate and
                    Warren Amendola,  Sr.  (Incorporated by reference to Exhibit
                    10.1(e)(1) to the Form 8-K.)

     10.26(e)(2)    Exhibit E2 - Non-Disclosure and Non-Competition Agreement by
                    and among  Warren  Amendola,  Jr.,  USA  Skate,  USA and the
                    Registrant. (Incorporated by reference to Exhibit 10.1(e)(2) to the Form 8-K.)

     10.26(e)(3)    Exhibit E3 - Non-Disclosure and Non-Competition Agreement by
                    and  among  Richard   Amendola,   USA  Skate,  USA  and  the
                    Registrant. (Incorporated by reference to Exhibit 10.1(e)(3) to the Form 8-K.)

     10.26(f) Exhibit F - Registration Rights Agreement by and among the sellers and USA, with related Guaranty. (Incorporated by reference to Exhibit 10.1(f) to the Form 8-K.)

     10.26(g) Exhibit G - Guaranty for the benefit of Patricia Amendola. (Incorporated by reference to Exhibit 10.1(g) to the Form 8-K.)

    Number          Description
    ------          -----------

     10.26(h) Exhibit H - Davtec's Promissory Note to Warren Amendola, Sr. in the principal amount of $125,000, with related Guaranty. (Incorporated by reference to Exhibit 10.1(h) to the Form 8-K.)

     10.27(a)       Loan and  Security  Agreement  between USA Skate and LaSalle
                    National  Bank  (the  "USA  Skate  Loan   Agreement)   FILED
                    HEREWITH.

     10.27(b) Demand Note related to the USA Skate Loan Agreement. (Incorporated by reference to Exhibit 10.2(a) to the Form 8-K.)

     10.27(c)(1)    Guaranty of the USA Skate Loan by the Registrant, California
                    Pro, Inc. and USA. FILED HEREWITH.

     10.27(c)(2)    Guaranty  of  the  USA  Skate  Loan  by  Henry  Fong.  FILED
                    HEREWITH.

     10.27(c)(3)    Guaranty  of the USA Skate  Loan by Michael  Casazza.  FILED
                    HEREWITH.

     10.27(d) Letter from the Registrant, USA and Three R Sales, Inc. to LaSalle National Bank. (Incorporated by reference to Exhibit 10.2(c) to the Form 8-K.)

     10.28(a) Letter Amendment, dated as of April 30, 1996, to the Loan Agreement dated April 1, 1993 between California Pro, Inc. and LaSalle National Bank, as amended (the "CP Loan"). (Incorporated by reference to Exhibit 10.3(a) to the Form 8-K.)

     10.28(b) Guaranty of the CP Loan by USA Skate. (Incorporated by reference to Exhibit 10.3(b) to the Form 8-K.)

     10.29 Lease Agreement, dated November 1, 1996, between Philip Calabrese and USA Skate Co., Inc. (Incorporated by reference to Exhibit 10.31 in Registration Statement 33-98898.)

     11.1           Statement  Re:  Computation  of Per  Share  Earnings.  FILED
                    HEREWITH.

     21.1           List of Subsidiaries.  (Incorporated by reference to Exhibit
                    21.1 in Registration Statement 33-98898.)

     27.1           Financial Data Schedule. FILED HEREWITH.


(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CALIFORNIA PRO SPORTS, INC.


Date: May 4, 1997                      /s/ Michael S. Casazza
                                       -----------------------------------
                                       Michael S. Casazza, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: May 4, 1997                      /s/ Henry Fong
                                       -----------------------------------
                                       Henry Fong, Chief Executive
                                       Officer and Director


Date: May 4, 1997                      /s/ Michael S. Casazza
                                       -----------------------------------
                                       Michael S. Casazza, President,
                                       Chief Operating Officer and Director


Date: May 4, 1997                      /s/ Barry S. Hollander
                                       -----------------------------------
                                       Barry S. Hollander, Chief Financial
                                       Officer and Principal Accounting
                                       Officer


Date: May 4, 1997                      /s/ Steve C.Y. Lin
                                       -----------------------------------
                                       Steve C.Y. Lin, Director


Date: May 4, 1997                      /s/ Brian C. Simpson
                                       -----------------------------------
                                       Brian C. Simpson, Director


Date: May 4, 1997                      /s/ Hung-Chang Yang
                                       -----------------------------------
                                       Hung-Chang Yang, Director

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent auditors' report .................................               F-1

Consolidated financial statements:

     Balance sheet ...........................................         F-2 - F-3

     Statements of operations ................................               F-4

     Statements of shareholders' equity ......................         F-5 - F-6

     Statements of cash flows ................................         F-7 - F-8

Notes to financial statements ................................        F-9 - F-30

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
California Pro Sports, Inc.

We have audited the accompanying consolidated balance sheet of California Pro Sports, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Pro Sports, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that California Pro Sports, Inc. will continue as a going concern. As more fully described in Note 1, the Company had a significant operating loss in 1996 and a working capital deficiency at year end. In addition, the Company is in default on substantially all of its loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN & CO.


Denver, Colorado
April 11, 1997

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

Assets
------
Current assets:
   Cash ......................................................       $    59,098
   Accounts receivable, less allowance
    for doubtful accounts of $662,000 (Note 12) ..............         4,372,320
   Income taxes receivable (Note 14) .........................           221,624
   Marketable securities (Note 3) ............................           228,652
   Inventories (Note 4) ......................................         5,214,917
   Prepaid expenses and other ................................           579,570
                                                                     -----------

                Total current assets .........................        10,676,181
                                                                     -----------
Property and equipment, net of accumulated
 depreciation (Note 5) .......................................         1,919,756
Intangible and other assets, net of accumulated
 amortization (Note 2) .......................................         8,473,806
                                                                     -----------

                                                                      10,393,562
                                                                     -----------
                                                                     $21,069,743
                                                                     ===========

                                   (Continued)
                                       F-2

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Current portion of:
       Long-term debt (Note 9) ...............................       $   192,726
       License fee payable, seller (Note 13) .................            99,215
   Notes payable:
       Banks (Note 6) ........................................         8,050,734
       Seller (Note 7) .......................................           656,250
       Officers/shareholders (Note 7) ........................           705,000
       Convertible promissory notes (Note 8) .................         2,518,000
       Other (Note 8) ........................................           718,172
   Accounts payable and accrued expenses .....................         2,758,834
   Payables to officers/shareholders (Note 7) ................            88,982
   Income taxes payable and other (Note 14) ..................           152,201
                                                                     -----------

                Total current liabilities ....................        15,940,114
                                                                     -----------
Long-term debt, net of current portion (Note 9) ..............           430,098
Notes payable, seller, net of current portion (Note 7) .......           287,500
License fee payable, seller, net of current portion (Note 13)          2,269,971
Deferred income taxes (Note 14) ..............................            60,600
                                                                     -----------

Total long-term debt .........................................         3,048,169
                                                                     -----------
Minority interest ............................................         1,007,205
                                                                     -----------
Commitments and contingencies (Notes 6, 7, 8, 9, and 13)

Shareholders' equity (Note 15):
   Preferred stock, $0.01 par value, authorized 5,000,000
    shares; no shares issued
   Common stock, $0.01 par value, authorized 10,000,000
    shares; issued and outstanding 4,699,511 .................            46,995
   Warrants ..................................................           394,200
   Capital in excess of par ..................................         6,386,332
   Deficit ...................................................        (5,745,498)
   Cumulative foreign currency translation adjustment ........            (7,774)
                                                                     -----------

                Total shareholders' equity ...................         1,074,255
                                                                     -----------
                                                                     $21,069,743
                                                                     ===========

                 See notes to consolidated financial statements.
                                       F-3

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                    1996             1995
                                                                ------------    ------------
Net sales ...................................................   $ 16,952,904    $ 17,128,711
                                                                ------------    ------------
Cost of sales:
   Substantially from a related party (Note 12) .............      3,148,423       7,649,290
   Others ...................................................      9,852,861       4,506,253
   Inventory markdowns and adjustments ......................      1,059,750
                                                                ------------    ------------
                                                                  14,061,034      12,155,543
                                                                ------------    ------------
       Gross profit .........................................      2,891,870       4,973,168
                                                                ------------    ------------
Operating expenses:
   Sales and marketing expenses .............................      2,434,255       1,758,221
   General and administrative expenses ......................      3,014,417       2,121,855
   Depreciation and amortization ............................        681,717         544,245
   Consulting fees, related party (Note 13) .................        120,000         120,000
   Rent expense, seller (Note 13) ...........................        103,334
   Restructuring charges (Note 17) ..........................      1,229,000
                                                                ------------    ------------
                                                                   7,582,723       4,544,321
                                                                ------------    ------------
Income (loss) from operations ...............................     (4,690,853)        428,847
                                                                ------------    ------------
Other expenses (income):
   Interest expense:
       Related parties ......................................        305,947           2,804
       Others ...............................................      1,083,274         310,379
   Foreign currency loss ....................................         44,012          33,590
   Royalty and other income .................................        (51,376)        (66,282)
   Net unrealized holding loss (Note 3) .....................        144,457
   Gain on sale of investment in Subsidiary (Note 10) .......       (111,366)
   Gain from issuance of common stock by subsidiary (Note 11)       (479,100)
                                                                ------------    ------------
                                                                     935,848         280,491
                                                                ------------    ------------

Income (loss) before income taxes and minority interest .....     (5,626,701)        148,356

Income tax expense (benefit) ................................       (244,500)        112,900
                                                                ------------    ------------
Income (loss) before minority interest ......................     (5,382,201)         35,456
Minority interest ...........................................        193,681
                                                                ------------    ------------

Net income (loss) ...........................................   $ (5,575,882)   $     35,456
                                                                ============    ============

Net income (loss) per share .................................   $      (1.37)   $       0.01
                                                                ============    ============
Weighted average number of
 shares outstanding .........................................      4,078,864       3,599,320
                                                                ============    ============

                 See notes to consolidated financial statements.
                                       F-4

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                          Cumulative
                                                                                                        foreign currency
                                                                             Capital in                   translation
                                          Common stock          Warrants    excess of par    Deficit      adjustment       Total
                                          ------------          --------    -------------    -------      ----------       -----
                                      Shares        Amount
                                      ------        ------
Balances, January 1, 1995 ......     2,225,054   $    22,251   $       100   $   162,912   $  (205,072)                 $   (19,809)
Issuance of common stock
 and warrants in initial public
 offering, net of offering costs
 (Note 15) .....................     1,200,000        12,000       345,100     3,848,447                                  4,205,547
Issuance of warrants in
 connection with private
 placement (Note 15) ...........                                    49,000                                                   49,000
Issuance of common stock in
 cancellation of a note payable
 (Note 15) .....................        80,000           800                     199,200                                    200,000
Issuance of common stock
 upon exercise of warrants
 (Note 15) .....................        74,623           746                      55,221                                     55,967
Issuance of common stock in
 conversion of notes payable
 (Note 15) .....................       183,334         1,833                     410,667                                    412,500
Issuance of common stock from
 exercise of employee stock
 options (Note 15) .............        20,500           205                      51,045                                     51,250
Net income for 1995 ............                                                                35,456                       35,456
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------

Balances, December 31, 1995 ....     3,783,511        37,835       394,200     4,727,492      (169,616)                   4,989,911

                                   (Continued)
                                       F-5

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                          Cumulative
                                                                                                        foreign currency
                                                                             Capital in                   translation
                                          Common stock          Warrants    excess of par    Deficit      adjustment       Total
                                          ------------          --------    -------------    -------      ----------       -----
                                      Shares        Amount
                                      ------        ------
Issuance of 400,000 shares
 of common stock (Note 15) .....       400,000         4,000                     896,000                                    900,000
Issuance of 36,000 shares of
 common stock in settlement
 of an account payable (Note 15)        36,000           360                     107,640                                    108,000
Issuance of 480,000 shares of
 common stock in settlement of
 payables to officers/shareholders
 (Note 15) .....................       480,000         4,800                     655,200                                    660,000
Net loss for 1996 ..............                                                            (5,575,882)                  (5,575,882)
Cumulative foreign currency
 translation adjustment ........                                                                          $    (7,774)       (7,774)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------

Balances, December 31, 1996 ....     4,699,511   $    46,995   $   394,200   $ 6,386,332   $(5,745,498)   $    (7,774)  $ 1,074,255
                                   ===========   ===========   ===========   ===========   ===========    ===========   ===========

                 See notes to consolidated financial statements.
                                       F-6

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        1996           1995
                                                                                    -----------    -----------
Cash flows from operating activities:
   Net income (loss) ............................................................   $(5,575,882)   $    35,456
                                                                                    -----------    -----------
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
   Inventory markdowns and adjustments ..........................................     1,059,750
   Net unrealized holding loss ..................................................       144,457
   Gain on sale of investment in subsidiary .....................................      (111,366)
   Gain from issuance of common stock by subsidiary .............................      (479,100)
   Depreciation and amortization ................................................       681,717        544,245
   Amortization of license fee payable and other ................................       214,688
   Provision for losses on accounts receivable ..................................       228,000        291,488
   Foreign currency loss ........................................................        44,012         33,590
   Minority interest ............................................................       193,681
   Restructuring charges ........................................................     1,229,000
Decrease (increase) in assets:
   Accounts receivable ..........................................................     2,432,580       (523,152)
   Income taxes receivable ......................................................      (221,624)
   Due from related parties .....................................................        22,866       (285,203)
   Inventories ..................................................................     2,578,805        234,115
   Prepaid expenses and other ...................................................      (236,638)        10,280
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses ........................................    (1,210,188)      (465,671)
   Payables to officers/shareholders and other related parties ..................       136,250     (3,164,769)
   Income taxes payable .........................................................      (208,304)
                                                                                    -----------    -----------
           Total adjustments ....................................................     6,498,586     (3,325,077)
                                                                                    -----------    -----------
Net cash provided by (used in) operating activities .............................       922,704     (3,289,621)
                                                                                    -----------    -----------

Cash flows from investing activities:
   Payment for purchase of subsidiary,
    net of cash acquired ........................................................    (3,551,760)
   Payments for intangible assets ...............................................      (436,600)
   Capital expenditures .........................................................      (237,545)      (879,324)
   Acquisition, offering and financing costs ....................................      (421,770)      (343,030)
                                                                                    -----------    -----------
Net cash used in investing activities ...........................................    (4,647,675)    (1,222,354)
                                                                                    -----------    -----------

Cash flows from financing activities:
   Decrease in bank overdraft ...................................................                      (35,499)
   Proceeds from notes payable and long-term debt ...............................     4,543,522
   Repayments of notes payable and long-term debt ...............................    (1,587,263)      (622,532)
   Net proceeds from issuance of
    common stock and warrants                                                           819,600       5,178,216
                                                                                    -----------    ------------
Net cash provided by financing activities                                             3,775,859       4,520,185
                                                                                    -----------    ------------

                 See notes to consolidated financial statements
                                       F-7

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        1996           1995
                                                                                    -----------    -----------
Net increase (decrease) in cash .................................................        50,888          8,210
Cash, beginning .................................................................         8,210
                                                                                    -----------    -----------
Cash, ending ....................................................................   $    59,098    $     8,210
                                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest .......................................................   $ 1,041,900    $   369,300
                                                                                    ===========    ===========

   Cash paid for income taxes ...................................................   $    89,300    $    36,600
                                                                                    ===========    ===========
Supplemental disclosure of noncash investing and financing activities:
   Purchase of USA Skate Co., Inc. net of cash acquired:
       Fair value of assets acquired ............................................   $11,334,200
       Intangible assets ........................................................     2,777,774
       Liabilities assumed ......................................................    (9,210,214)
       Fair value of assets exchanged ...........................................    (1,350,000)
                                                                                    -----------
   Total cash paid, net of cash acquired ........................................   $ 3,551,760
                                                                                    ===========
   Minimum royalties payable in exchange
       for a license agreement ..................................................   $ 2,213,235
                                                                                    ===========
   Issuance of 400,000 shares of common stock
       in exchange for consulting and non-compete
       agreements ...............................................................   $   900,000
                                                                                    ===========
   Issuance of 36,000 shares of common
       stock in settlement of an account payable ................................   $   108,000
                                                                                    ===========
   Issuance of 480,000 shares of common stock
       in settlement of payables to officers/shareholders .......................   $   660,000
                                                                                    ===========
   Deferred offering costs deducted from the
       proceeds of the initial public offering ..................................                  $   816,452
                                                                                                   ===========
   Issuance of 183,334 shares of common stock
       in conversion of notes payable ...........................................                  $   412,500
                                                                                                   ===========
   Issuance of 80,000 shares of common stock
       in cancellation of a convertible note payable ............................                  $   200,000
                                                                                                   ===========

                 See notes to consolidated financial statements.
                                       F-8

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1.   Basis of presentation and acquisition of USA Skate Co., Inc.:

     The accompanying  consolidated financial statements include the accounts of
      California Pro Sports, Inc. (the "Company") and its subsidiaries, California Pro, Inc. ("CP") and USA Skate Corporation ("Skate Corp."). Skate Corp. was formed in 1995 to acquire USA Skate Co., Inc. ("USA Skate"). On December 31, 1996, the Company owned 100% of the outstanding CP capital stock and 56.5% of the outstanding Skate Corp. capital stock. Minority interest represents Skate Corp.'s minority shareholders' 43.5% share of the equity and net income of Skate Corp. Intercompany transactions have been eliminated in consolidation.

     In May 1996, the Company, through Skate Corp., completed the acquisition of all of the outstanding capital stock of USA Skate, a New York corporation. USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was effective as of April 30, 1996 and was accounted for as a purchase. Accordingly, the consolidated statements of operations include the results of USA Skate and Davtec beginning May 1, 1996. Consideration for the purchase was $10,500,000 and consisted of $3,650,000 of cash (including approximately $98,000 of cash acquired), a $1,050,000, 8% installment note payable (Note 7), 250,000 shares of Skate Corp. common stock valued at $300,000 (Note 13), and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by Skate Corp., including the private placement of 884,667 shares of common stock of Skate Corp. for $1,061,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders (Note 7), and the issuance of $2,515,000 of 9% convertible promissory notes (Note
      8). The cost of raising the capital necessary to complete the acquisition was approximately $242,000.

     The following unaudited, consolidated pro forma condensed statements of operations for 1996 and 1995 have been prepared to reflect the 1996 acquisition by the Company as if the acquisition had occurred January 1, 1995:

                                         1996           1995
                                     -----------    -----------
         Total revenue ...........   $20,026,000    $31,429,000
                                     ===========    ===========
         Net income (loss) .......   $(5,686,000)   $    71,000
                                     ===========    ===========
         Earnings (loss) per share   $     (1.35)   $      0.02
                                     ===========    ===========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1.   Basis of presentation and acquisition of USA Skate Co., Inc. (continued):

     The accompanying  financial statements have been prepared assuming that the
      Company will continue as a going concern. The Company incurred a significant operating loss in 1996 and has a working capital deficiency at December 31, 1996. In addition, the Company is in default on substantially all of its bank loan agreements at year end. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     During the fourth quarter of 1996, management implemented a plan for restructuring the Company's operations. The plan's objectives are to return the Company to profitability, primarily through implementation of product line changes and a cost reduction program (Note 17).

     In addition,  the Company has signed a  distribution  agreement  with Skate
      Corp., for California Pro and Kemper branded products, which management believes will result in substantial selling and general and administrative cost reductions due to consolidation of Company-wide activities at one location. Management is also in the process of renegotiating its bank loan agreements in order to extend their maturities.

     Management is currently exploring the possibility of various other options, including the sale of subsidiaries or license and trademark rights and an initial public offering for Skate Corp. Management believes that the successful implementation of one or more of these options, coupled with the restructuring which has been implemented, and the renegotiated bank loan agreements will provide the Company with the liquidity necessary to continue as a going concern.

2.   Business and summary of significant accounting policies:

     Business of the Company:

     CP sells in-line skates and  accessories,  under the brand names California
      Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America. A majority of in-line skates are manufactured by Playmaker Co., Ltd. ("Playmaker"), a minority shareholder of the Company. CP also sells snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America and distributors in Europe and Japan, and through Skate Corp., it manufactures, imports and markets VICTORIAVILLE(TM) and VIC(R) ice and street/roller hockey skates, sticks and related protective gear and accessories.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


2.   Business and summary of significant accounting policies (continued):

     Business of the Company (continued):

     USA Skate is based in Long Island, New York, and markets and distributes ice and street/roller hockey skates, related gear and accessories under the VICTORIAVILLE(TM), VIC(R), and McMartin(R) brands as well as figure skates. USA Skate has an exclusive worldwide license for use of the VICTORIAVILLE(TM) and VIC(R) brands. USA Skate sells skates and related accessories through a network of independent sales representative groups to over 1,000 accounts. Internationally, USA Skate's products are sold and distributed through independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France, and Brazil.

     Davtec manufactures hockey sticks, pants and gloves for USA Skate and is the Canadian distributor for all of the hockey related VICTORIAVILLE(TM) and VIC(R) product lines. Davtec also manufactures the Hespeler(TM) premium brand of hockey sticks which are marketed worldwide.

     Use of accounting estimates in financial statement preparation:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Inventories:

     Inventories are stated at the lower of cost (first-in first-out method) or market.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


2.   Business and summary of significant accounting policies (continued):

     Property, equipment, and depreciation:

     Property and equipment are stated at cost. Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the related assets as follows: building and improvements, 20 years; machinery, equipment, molds and furniture, 5 to 10 years.

     Intangible and other assets:

     Management assesses the carrying value of intangible and other long-lived assets for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expenses. In connection with management's restructuring plan, during the fourth quarter of 1996, intangible assets with a carrying value of $718,700 were written down and included in restructuring charges (Note
      17). At December 31, 1996, intangible and other assets consist of:

                Licenses for trademarks ...........   $4,209,042
                Goodwill ..........................    2,420,128
                Non-compete/consulting agreements .    1,050,000
                Loan guarantee fees ...............      600,000
                Finders fees and organization costs      250,000
                Deferred financing costs ..........      256,805
                Deposits and other ................      104,078
                                                      ----------
                                                       8,890,053
                Less accumulated amortization .....      416,247
                                                      ----------
                                                      $8,473,806
                                                      ==========

     Trademark license costs relate to perpetual license agreements which are amortized on the straight-line method over 15 to 25 years (Note 13).

     Goodwill represents the cost of the Company's investments in subsidiaries in excess of the net tangible assets acquired and is being amortized over 15 to 25 years.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


2.   Business and summary of significant accounting policies (continued):

     Intangible and other assets (continued):

     Costs  of   non-compete/consulting   agreements   are   amortized   on  the
      straight-line method, primarily over the 5 to 10 year terms of the agreements.

     Fees to two officers/shareholders of the Company relate to their guarantees of bank and certain other debt of the Company. The guarantees are subject to certain terms and conditions, including certain net income requirements. If the terms are satisfied, the fees will be amortized over the remaining terms of the agreements. If the terms are not satisfied, the amounts will be adjusted accordingly.

     Financing costs related to the bank debt and convertible  promissory  notes
      are  amortized  on  the  straight-line   method  over  the  terms  of  the
      agreements.

     Organization and other costs incurred in connection with the acquisition of USA Skate are being amortized over 5 years.

     Foreign currency transactions:

     CP  primarily  purchases  and  sells its  in-line  skate  products  in U.S.
      dollars. CP primarily purchases its snowboard products in German Deutsche Marks ("DM") and sells to its customers in either DM or U.S. dollars. USA Skate primarily purchases and sells its products in U.S. dollars, and Davtec primarily purchases its goods in Canadian dollars and sells to customers in both U.S. and Canadian dollars.

     The balance sheet accounts of Davtec are translated from Canadian dollars to U.S. dollars at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in a cumulative foreign currency translation adjustment, a separate component of shareholders' equity. Income and expense accounts are translated at average rates of exchange during the periods. Gains and losses on foreign currency transactions are included in determining consolidated net earnings.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


2.   Business and summary of significant accounting policies (continued):

     Fair value of financial instruments:

     The carrying  values of the Company's  long-term  debt and notes payable to banks approximate their fair values at December 31, 1996, because they bear interest at current market rates. The guaranteed minimum royalties payable of $3,000,000, due under the license agreement with the parties who sold USA Skate to the Company (the "Seller") (Note 13), have been discounted at 9.5%, which results in a discounted license fee payable of $2,369,971 at December 31, 1996, which approximates fair value. The fair values of the Company's payables to officers/shareholders are not practicable to estimate, due to the related party nature of the underlying transactions and the indefinite payment terms. The carrying amounts of the Company's other financial instruments approximates their fair values because of the short maturities of these instruments.

     Net income (loss) per share:

     Net income (loss) per share for 1995 has been calculated based on the weighted average number of outstanding common shares. The convertible promissory notes, options and warrants are not considered in the 1996 calculation as they would decrease loss per share in 1996 would be antidilutive in 1995.

     Primary and fully diluted earnings per share are the same.

     Subsidiary equity transactions:

     In 1996, the Company adopted an accounting policy to recognize in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries, which have the effect of reducing the parent's percentage equity holding.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


2.   Business and summary of significant accounting polices (continued)

     Stock-based compensation:

     Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR
      STOCK-BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or service from nonemployees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB NO. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Reclassifications:

     Certain amounts reported in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.   Marketable securities:

     In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At December 31, 1996, the market value of these securities had decreased, and therefore, the Company recognized a net unrealized holding loss of $144,457, which is included in net loss for the year ended December 31, 1996.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


4.   Inventories:

         At December 31, 1996, inventories consist of:

                Raw materials .....................   $  805,430
                Work-in-process ...................      430,740
                Finished goods ....................    3,978,747
                                                      ----------
                                                      $5,214,917
                                                      ==========

     The elements of cost in inventories include materials, labor, and overhead. During 1996, $1,059,750 of inventory was written down below cost to its estimated market value. This charge is included as a component of cost of sales.

5.   Property and equipment:

     In connection with management's restructuring plan, during the fourth quarter of 1996, property and equipment with a carrying value of $411,700 was written down and included in restructuring charges (Note 17).

     At December 31, 1996, property and equipment consists of the following:

                Land ..............................   $   27,000
                Building and improvements .........      803,105
                Machinery and equipment ...........    1,431,810
                Molds .............................      236,963
                Office equipment and furniture ....      571,548
                                                      ----------
                                                       3,070,426
                Less accumulated depreciation .....    1,150,670
                                                      ----------
                                                      $1,919,756
                                                      ==========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


6.   Notes payable, banks:

     CP has a loan agreement with a bank for advances of up to 75% of qualifying accounts receivable, 50% of qualifying inventory, and 50% of outstanding letters of credit, with a maximum limit of $5,500,000, which expires in May 1999. The agreement contains certain financial covenants and restrictions as to the payment of dividends. At December 31, 1996, $2,741,920 was outstanding under the loan agreement, which was approximately $808,000 above the loan availability requirements. As a result, the Company is in default under this loan agreement, and the loan balance is due on demand. Loans under the agreement bear interest at 1% above the bank's prime rate (9.25% at December 31, 1996). Loans are collateralized by substantially all of the Company's assets and are guaranteed by two officers/shareholders of the Company.

     At December 31, 1996,  USA Skate had  $2,623,454 of borrowings  outstanding under a second loan agreement with the bank discussed above. The loan agreement allows for advances up to 75% of qualifying accounts receivable, 50% of qualifying inventories and 50% of outstanding letters of credit, with a maximum limit of $5,000,000, which expires in May 1999. Loans under the agreement bear interest at 1% above the bank's prime rate (9.25% at December 31, 1996). The agreement contains certain financial covenants and restrictions regarding payment of dividends, officers' compensation and consulting fees, as well as restrictions on USA Skate's loans and investments. Loans are collateralized by substantially all of USA Skate's assets, $300,000 of liquid collateral, and are guaranteed by officers/shareholders of the Company. Additionally, $221,770 of notes due to the Seller are subordinated to the bank loan. Due to certain cross-default provisions, this bank loan agreement is in default at December 31, 1996.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


6.   Notes payable, banks (continued):

     At December 31, 1996, Davtec had $2,685,360 of borrowings outstanding under a loan agreement with a Canadian bank. Advances are based on 75% of qualifying accounts receivable, plus 50% of qualifying inventories, and net of accounts payable less than 30 days in inventory, with a maximum limit of $3,648,000. Loans under the Davtec bank agreement bear interest at the bank's prime rate plus 1% (5.75% at December 31, 1996), and are due on demand. The agreement contains provisions whereby Davtec may not, without prior consent, provide third parties with guarantees having precedence over the claims of the lender, pay dividends or bonuses or make any payments to any director, or effect any share redemptions. The agreement also contains certain financial covenants. Loans are collateralized by Davtec's accounts receivable, inventories, and personal guarantees from two officers/shareholders of the Company. In February 1997, the Company received notice that it was in violation of a loan covenant and in March 1997, the bank filed a notice of intention to enforce security and to demand payment of the loan. The Company is currently in negotiations with the bank to cure the default and extend the maturity date of the agreement.

     The weighted average interest rate on the notes payable to banks was 8.7% and 9.9% in 1996 and 1995, respectively.

7.   Notes payable, officers/shareholders and Seller:

     At December 31, 1996,  $679,000  remains payable under the  $1,080,000,  9%
      notes payable to certain officers/shareholders of the Company. These notes are unsecured and are due June 30, 1997. In addition, $600,000 remains due under the $125,000, 9% note and the $1,050,000, 8% note, both issued to the Seller in connection with the acquisition. In March 1997, $50,000 of the $125,000 note was paid, and the remaining balance is due October 1997. The $475,000 remaining on the 8% note is payable in installments of $187,500, $225,000, and $62,500 in 1997, 1998, and 1999, respectively. The
      Company also has a $26,000, 10% note payable to an officer/shareholder due on demand at December 31, 1996.

     At December 31, 1996, USA Skate had $343,750 of unsecured, 8% notes payable to the Seller, which are due December 31, 1997.

     Payables of $88,982 primarily represent interest due to the Seller and a trade payable to Playmaker.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


8.   Convertible promissory notes and other:

     In connection with the acquisition of USA Skate, effective April 30, 1996, Skate Corp. issued $2,518,000 of 9% convertible promissory notes which were originally due January 1, 1997. On January 1, 1997, Skate Corp. exercised its right to extend the maturity date to July 1, 1997. Effective January 1, 1997, the interest rate increased to 12%.

     The terms of the convertible notes provide that 50% of the note balance automatically converts to common stock of Skate Corp. twenty calendar days after the effective date of a proposed Initial Public Offering ("IPO") at the lower of 75% of the IPO price or the average closing bid and ask prices for the twenty consecutive calendar days following the effective date of the IPO. The remaining 50% may be converted on the same terms as the automatic conversion at the note holders' sole option.

     In connection with the acquisition, the Company assumed an unsecured note payable to a third party of $476,172, which is non-interest bearing and due on demand. During 1996, the Company issued $242,000 of 9%, unsecured notes payable to third parties, due August 1, 1997.

9    Long-term debt:

     Long-term debt consists of bank and other loans obtained by Davtec for land, building, machinery and equipment purchases. The loans bear interest at rates ranging from prime rate to prime plus 1.5%, (4.75%-6.25% at December 31, 1996) and fixed rates of 8.38% to 11% and are generally collateralized by land, building, machinery and equipment. The loans are payable in aggregate monthly installments of approximately $14,000 and are due from 1997 through 2001. Aggregate long-term debt maturities are as follows:

                1997 .............................   $  192,726
                1998 .............................      144,036
                1999 .............................      143,623
                2000 .............................       96,935
                2001 .............................       45,504
                                                     ----------
                                                     $  622,824
                                                     ==========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


10.  Gain on sale of investment in subsidiary:

     In June 1996, the Company satisfied $260,000 of amounts payable to officers/shareholders by transferring to the officers/shareholders 216,667 shares of Skate Corp. common stock from the Company's original investment in 2,000,000 Skate Corp. shares. The recorded cost of the Skate Corp. shares transferred was $148,634, and the fair value of those shares was $260,000, resulting in a gain of $111,366.

11.  Gain from issuance of common stock by subsidiary:

     During 1996,  Skate Corp.  sold 884,667 shares of its common stock at $1.20 per share in a private placement for $1,061,600 and issued 250,000 shares of common stock at $1.20 per share valued at $300,000 in connection with the acquisition of USA Skate. Before these transactions, the Company owned 100% of Skate Corp. After these transactions, the Company owned approximately 57% of the outstanding common stock of Skate Corp. These transactions resulted in a gain from the issuance of stock by the subsidiary of $479,100.

12.  Significant concentrations and major customers:

     The Company grants credit, generally without collateral, to its customers in the retail sporting goods industry. The Company's customers are not concentrated in any specific geographic region. No customers accounted for 10% or more of sales in 1996. During 1995, one U.S. governmental agency and one other customer accounted for 10% and 12% of sales, respectively. During the years ended December 31, 1996 and 1995, the Company's bad debt expense was approximately $228,000 and $291,500, respectively.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


12.  Significant concentrations and major customers (continued):

     The Company currently buys substantially all of its in-line skate products from Playmaker, and substantially all of its snowboard products from a third party supplier. Approximately 70% of USA Skate's products sold are manufactured by Davtec. Approximately 11% of USA Skate and Davtec purchases in 1996 were from one supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which would affect operating results adversely.

13.  Commitments and contingencies:

     Facility leases:

     The Company leases certain facilities under non-cancelable operating leases. USA Skate leases its warehouse facilities under a five-year lease from the Seller which expires in 2000 and a five-year lease with a third party which expires in 2001, and Davtec leases office and factory space from unrelated third parties. Future minimum lease payments are as follows:

                                   Seller     Other      Total
                                  --------   --------   --------
                 1997  ........   $155,800   $117,100    272,900
                 1998  ........    155,800     80,900    236,700
                 1999  ........    155,800     67,900    223,700
                 2000  ........    129,800     62,000    191,800
                 2001  ........                52,800     52,800
                                  --------   --------   --------
                                  $597,200   $380,700   $977,900
                                  ========   ========   ========

     During 1996, the Company terminated its facility lease in South Carolina, which was originally due to expire in 1998. As a result, the Company accrued $76,500 of lease termination expense, which was expensed as a restructuring charge (Note 17). The Company is currently leasing office space in South Carolina on a month-to-month basis.

     Total rent expense for 1996 and 1995 was approximately $277,000 and $120,000.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


13.  Commitments and contingencies (continued):

     License agreements:

     The Company has patent license agreements for certain models of in-line skates. Under the license agreements, the Company and/or Playmaker pay royalty fees to the licensor. The Company's share of the fees is the greater of up to 0.2% or $0.30 per pair of applicable in-line skate sales.

     Effective April 30, 1996, USA Skate entered into an exclusive license agreement with the Seller. The agreement grants USA Skate the exclusive worldwide rights to the VICTORIAVILLE(TM) and VIC(R) trademarks through February 2003, in return for royalties of 1% of net sales, as defined, subject to total guaranteed minimum royalties of $3,000,000. The license agreement was modified in March 1997, to provide for guaranteed minimum royalty payments as follows: $300,000 payable in installments during 1997, $450,000 installments in June and December 1998, and $300,000 semi-annual installments beginning in June 1999, subordinated to the USA Skate bank credit facility. Upon the payment of $3,000,000 in royalties, the trademarks will vest to USA Skate. Interest expense incurred in 1996 related to the license fees payable was approximately $155,000.

     Davtec has an agreement with a third party to manufacture and sell certain licensed hockey stick products in Canada in return for license fees of a percentage of sales, as defined, through October 2002. License fees under this agreement were approximately $15,000 in 1996.

     Davtec  manufactures  hockey  equipment under the  Hespeler(TM)  trademark.
      Davtec pays fees based on a percentage of Hespeler(TM) sales, as defined, to the trademark owner. Fees related to Hespeler(TM) sales were approximately $50,800 in 1996.

     Employment, consulting and non-compete agreements:

     In  connection  with the  acquisition,  USA Skate  entered  into a one-year employment agreement with the Seller, which provides for annual compensation of $90,000. Compensation expense under this agreement was $60,000 in 1996.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


13.  Commitments and contingencies (continued):

     Employment, consulting and non-compete agreements (continued):

     Effective  April  30,  1996,  the  Company   entered  into  consulting  and
      non-compete agreements with the Seller in exchange for 400,000 shares of common stock (Note 15).

     On a month to month basis, the Company pays an officer/shareholder consulting fees of $10,000 per month.

     The Company entered into a twelve-month consulting agreement with an unrelated third party effective July 25, 1995, to provide financial advisory and consulting services to the Company. As compensation, the consultant received fees of $24,000 and the Company agreed to issue warrants to purchase up to an aggregate of 300,000 shares of common stock, of which 150,000 warrants have been issued (Note 15).

     In November 1995, the Company terminated a consulting agreement with a third party who was previously providing public relations consulting. As compensation, the consultant received options to purchase 58,331 shares of common stock at an exercise price of $4.81 per share, which expire in October 1997.

     Kemper manufacturing and distribution agreement:

     In May 1995, the Company entered into a three year agreement with a third party, whereby the third party will manufacture and distribute certain Kemper apparel and accessories. The third party was granted nonexclusive manufacturing rights for apparel, gloves, bags and related accessories worldwide, and exclusive manufacturing and distributor rights for these products in the Japanese market. The Company receives royalties based on sales made. The Company did not receive any royalties in 1996 and received royalties of $60,000 in 1995.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


13.  Commitments and contingencies (continued):

     Registration rights agreement:

     In connection  with the  acquisition of USA Skate,  250,000 shares of Skate
      Corp. common stock, valued at $300,000, were issued to the Seller. Skate Corp. entered into a registration rights agreement with the Seller, modified in March 1997, which provides that Skate Corp. will use its best efforts to register the Skate Corp. common stock, and guarantee the $300,000 value of the common stock through June 15, 1997. At that date, if the shares have been registered and are publicly traded, the market price per share will be utilized to value the shares. If the shares have not been registered by June 15, 1997, the shares will be deemed to have no value, and Skate Corp. will be required to pay $300,000 to the Seller in $100,000 installments through December 1997, in exchange for the shares of Skate Corp. common stock.

     Litigation:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

14.  Income taxes:

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     All U.S. federal and state income taxes and foreign taxes are provided currently on the undistributed earnings of foreign subsidiaries, giving recognition to current tax rates and applicable foreign tax credits. Canadian investment tax credits for Davtec are included in income in the period the credit is earned.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


14.  Income taxes (continued):

     The provision (benefit) for income taxes for the years ended December 31, 1996 and 1995 consists of the following:

                                              1996           1995
                                           ----------     ----------
          Current:
                  Federal .............   $  (174,000)   $   100,300
                  State and local .....        41,900         12,600
                  Foreign .............       (29,300)
                                          -----------    -----------
                                             (161,400)       112,900
                                          -----------    -----------

          Deferred:
                  Federal .............    (1,393,000)       (57,000)
                  State and local .....      (230,600)        (7,200)
                  Foreign .............        46,000
                                          -----------    -----------
                                           (1,577,600)       (64,200)
                                          -----------    -----------
          Change in valuation allowance
            for deferred tax assets ...     1,494,500         64,200
                                          -----------    -----------

          Income tax expense (benefit)    $  (244,500)   $   112,900
                                          ===========    ===========

     Areconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31, 1996 and 1995 is as follows:

                                                      December 31,
                                                  1996            1995
                                               -----------     -----------
     Statutory income tax (benefit) ........         (34)%            34 %
     State and local income taxes ..........           1 %             6 %
     Deferred income tax valuation allowance          24 %            34 %
     Nondeductible expense .................           2 %             4 %
     Other .................................           3 %            (2)%
                                               -----------     -----------
                                                      (4)%            76 %
                                               ===========     ===========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


14.     Income taxes (continued):

     The following is a summary of the Company's deferred tax assets and liabilities at December 31, 1996:

                 Deferred tax assets:
                   Net operating loss carryforward   $1,060,000
                   Intangible assets .............      200,000
                   Accounts receivable ...........      228,000
                   Inventories ...................      229,000
                                                     ----------

                                                      1,717,000

                 Valuation allowance
                   for deferred tax assets .......    1,717,000
                                                     ----------

                                                     $        0
                                                     ==========

                 Deferred tax liabilities:
                   Property and equipment .........  $   60,600
                                                     ==========

     Net operating loss carryforwards of approximately $2,800,000 are available to offset future taxable income, if any, through 2011. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


15.  Shareholders' equity:

     Initial public offering:

     On January 25,  1995,  the  Company  closed an initial  public  offering of
      1,200,000 shares of common stock at $4.50 per share, and 1,200,000 warrants (the "Warrants") at $0.25 per warrant. Each Warrant is exercisable through January 1998 and allows for the purchase of one share of common stock at $6.00 per share. The Company and certain selling shareholders granted an option, exercisable through March 4, 1995, to the underwriters to purchase up to an additional 180,000 shares of common stock and/or 180,000 Warrants, to be exercised to cover over-allotments, if any. The underwriter exercised its over-allotment option to purchase 180,000 Warrants. The Company also granted to the underwriter warrants to purchase 120,000 shares of common stock at $7.20 per share, and warrants to purchase 120,000 Warrants at $0.30 per Warrant. The warrants to purchase common stock and the warrants to purchase Warrants are exercisable beginning January 1996 through January 2000. The Company paid the underwriter a non-accountable expense allowance of 3% of the gross proceeds realized in the public offering and a 10% commission on the gross proceeds of the public offering. After deducting offering expenses, the Company received net proceeds from the offering of approximately $4,200,000.

     1994 Stock Option Plan:

     In 1994,  the Company  adopted a stock  option plan (the "1994 Stock Option
      Plan") which provides for the issuance to employees, officers, directors, and consultants of the Company options to purchase up to 200,000 shares of common stock. Options may be granted as incentive stock options or as non-statutory options. Only employees are eligible to receive incentive options. For options that are granted, the exercise period may not exceed ten years. The exercise price for incentive options may not be less than 100% of the fair market value of the Company's common stock on the date of grant, except for options issued to persons controlling more than 10% of the Company's common stock, for which the option price may not be less than 110% of the fair market value of the Company's common stock on the date of grant. The exercise price for non-statutory options may not be less than 80% of the fair market value of the Company's common stock on the date of grant. In September 1994.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


15.  Shareholders' equity (continued):

     1994 Stock Option Plan (continued):

      options to purchase 57,000 shares of common stock, at an exercise price of $2.50 per share, were granted under the 1994 Stock Option Plan. These options expire in September 1999. Management believes that the exercise price of the options approximated the market value of the Company's common stock on the date of grant. In 1995, options to purchase 20,500 shares of common stock were exercised.

     Warrants:

     In 1996, the exercise price of warrants to purchase 500,000 shares of the Company's common stock that had been granted to two officers/shareholders of the Company were reduced from $3.56 and $4.50 per share to $2.38 per share and warrants to purchase 150,000 shares of common stock issued to a third party consultant were extended from July 1996 to October 1997 and the exercise price was reduced from $3.25 to $2.38 per share (the market value of the stock at the date the Board of Directors authorized the price reduction in April 1996).

     Issuance of stock:

     During 1996,  the Company  issued  400,000  shares of the Company's  common stock to the Seller at an agreed value of $900,000, or $2.25 per share, as compensation under a consulting and non-compete agreement; and 36,000 shares of common stock at $3.00 per share (the market value of the stock at the date the Board of Directors authorized the issuance) in satisfaction of a $108,000 account payable. During 1996, the Company also issued 480,000 shares of the Company's common stock to officers/shareholders of the Company at $1.37 per share (the market value of the stock at the date the Board of Directors authorized the issuance) in satisfaction of $660,000 of payables.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


15.  Shareholders' equity (continued):

     In January 1995, warrants to purchase 74,623 shares of common stock at $0.75 per share were exercised. The Company received proceeds of $55,967 In addition, the holder of a $200,000 note exercised an option to purchase 80,000 shares of common stock at $2.50 per share, in exchange for the $200,000 note.

     During 1995, $412,500 of 8%, convertible notes were converted to 183,334 shares of the Company's common stock at 2.50 per share.

16.  Foreign operations and export sales:

     Information about the Company's operations in the United States and Canada for the year ended December 31, 1996 is as follows:

                           United                                       Combined
                           States         Canada       Eliminations       total
                        ------------   ------------    ------------   ------------
Sales to unaffiliated
  customers .........   $ 11,877,000   $  5,076,000                   $ 16,953,000
Intercompany sales ..                       841,000    $   (841,000)
                        ------------   ------------    ------------   ------------
Net sales ...........   $ 11,877,000   $  5,917,000    $   (841,000)  $ 16,953,000
                        ============   ============    ============   ============

Income (loss)
 from operations ....   $ (5,366,000)  $    590,000    $     85,000   $ (4,691,000)
                        ============   ============    ============   ============

Identifiable assets .   $ 19,285,000   $  5,417,000    $ (3,632,000)  $ 21,070,000
                        ============   ============    ============   ============

     During the years ended December 31, 1996 and 1995, sales by geographic regions were as follows:

                                         1996          1995
                                     -----------   -----------
                  Europe and other   $ 3,225,000   $   583,000
                  Canada .........     4,949,000     1,976,000
                  Japan ..........       312,000     1,507,000
                                     -----------   -----------
                     Total exports     8,486,000     4,066,000

                  USA sales ......     8,467,000    13,063,000
                                     -----------   -----------
                     Total sales .   $16,953,000   $17,129,000
                                     ===========   ===========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


17.  Restructuring charges:

     In the fourth quarter of 1996, the Company adopted a plan for restructuring its operations. This plan was developed by the Company's management and approved by the Company's board of directors, and its objectives are to return the Company to profitability, primarily through implementation of product line changes and a cost reduction program.

     As a result of the restructuring plan, the Company recorded restructuring charges of $1,229,000, which consists of the following components:

                                   Non-cash asset
                                    write downs    Accruals        Total
                                    -----------   -----------   -----------
         Equipment ..............   $   411,700                 $   411,700
         Trademarks .............       368,000                     368,000
         Organizational costs and
           other intangibles ....       205,700                     205,700
         Consulting costs .......       145,000                     145,000
         Severance ..............                 $    22,100        22,100
         Lease termination ......                      76,500        76,500
                                    -----------   -----------   -----------
                                    $ 1,130,400   $    98,600   $ 1,229,000
                                    ===========   ===========   ===========