Form 10QSB
period 1997-03-31
CALIFORNIA PRO SPORTS INC
filed 1997-05-23
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

       [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

       [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES ACT OF 1934

             For the transition period from ______ to ______

                         Commission File Number 0-25114

                           CALIFORNIA PRO SPORTS. INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              84-1217733
----------------------------                                 -------------------
(State or other jurisdiction                                       (IRS Employer
of incorporation)                                            Identification No.)

            1221 B South Batesville Road, Greer, South Carolina 29650
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (864) 848-5160
               ---------------------------------------------------
               (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,122,746 common shares, par value $.01 per share, outstanding at May 16, 1997.

Transitional Small Business Disclosure Format YES [   ]  NO [ X ]

                   Page 1 of 18 total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
   Accounts receivable, less allowance for
     doubtful accounts of $565,000 ..................................  $   3,072,307
   Income taxes receivable ..........................................        225,070
   Inventories (Note 6) .............................................      5,199,571
   Prepaid expenses and other .......................................        455,864
                                                                       -------------
        Total current assets ........................................      8,952,812
                                                                       -------------
Property and equipment, net of accumulated depreciation .............      1,886,717
Intangible and other assets, net of accumulated amortization (Note 2)      8,342,781
                                                                       -------------
                                                                          10,229,498
                                                                       -------------
                                                                       $  19,182,310
                                                                       =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Current portion of:
     Long-term debt .................................................  $     177,289
     License fee payable, seller ....................................          8,358
   Notes payable:
     Banks ..........................................................      6,387,307
     Seller .........................................................        606,250
     Officers/shareholders (Note 3) .................................        819,000
     Convertible promissory notes, related parties ..................      2,518,000
     Other ..........................................................        968,172
   Accounts payable and accrued expenses ............................      2,796,425
   Payable to officers/shareholders .................................         88,982
   Income taxes payable and other ...................................        152,201
                                                                       -------------
       Total current liabilities ....................................     14,521,984
                                                                       -------------
Long-term debt, net of current portion ..............................        383,849
Note payable, seller, net of current portion ........................        287,500
License fee payable, seller, net of current portion .................      2,309,523
Deferred income taxes ...............................................         59,989
                                                                       -------------
       Total long-term debt .........................................      3,040,861
                                                                       -------------
Minority interest ...................................................        611,516
                                                                       -------------
Commitments and contingencies

Shareholders' equity (Note 4):
   Preferred stock, $0.01 par value, authorized
     5,000,000 shares; no shares issued
   Common stock, $.01 par value; authorized
     10,000,000 shares; issued and outstanding 5,122,746 shares .....         51,227
   Warrants .........................................................        394,200
   Capital in excess of par .........................................      6,805,345
   Deficit ..........................................................     (6,242,741)
   Cumulative foreign currency translation adjustment................            (82)
                                                                       -------------
       Total shareholders' equity                                          1,007,949
                                                                       -------------
                                                                       $  19,182,310
                                                                       =============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                   1997            1996
                                                                -----------     -----------

Net sales ..................................................    $ 2,765,809     $ 1,786,675
                                                                -----------     -----------
Cost of sales:
   Substantially from a related party ......................         19,647         889,096
   Other ...................................................      2,199,509         546,300
                                                                -----------     -----------
                                                                  2,219,156       1,435,396
                                                                -----------     -----------
Gross profit ...............................................        546,653         351,279
                                                                -----------     -----------
Operating expenses:
   Sales and marketing expense .............................        442,196         303,094
   General and administrative expense ......................        859,537         473,851
   Depreciation and amortization ...........................        193,783         152,766
   Consulting fees, related party ..........................         30,000          30,000
                                                                -----------     -----------
                                                                  1,525,516         959,711
                                                                -----------     -----------
Loss from operations .......................................       (978,863)       (608,432)
                                                                -----------     -----------
Other expenses (income):
   Interest expense:
     Related party .........................................         77,156
     Other .................................................        246,727          89,691
   Foreign currency loss (gain) ............................        (45,943)          1,161
   Royalty income and other ................................         (7,262)        (15,000)
   Gain on sale of investment in subsidiary (Note 8) .......        (87,593)
   Loss on sale of marketable securities (Note 5) ..........         62,392
                                                                -----------     -----------
                                                                    245,477          75,852
                                                                -----------     -----------
Loss before income taxes,
 minority interest and extraordinary item...................     (1,224,340)       (684,284)
Income tax benefit .........................................                        293,000
                                                                -----------     -----------
Loss before minority interest and extraordinary item .......     (1,224,340)       (391,284)
Minority interest ..........................................       (529,196)
                                                                -----------     -----------
Loss before extraordinary item .............................       (695,144)       (391,284)
Extraordinary item, debt forgiveness .......................        197,901
                                                                -----------     -----------
Net loss ...................................................    $  (497,243)    $  (391,284)
                                                                ===========     ===========
Loss per share before extraordinary item ...................    $      (.15)    $      (.10)
Extraordiary item ..........................................            .04
                                                                -----------     -----------
Net loss per share .........................................    $      (.11)    $      (.10)
                                                                ===========     ===========
Weighted average number
   of shares outstanding ...................................      4,704,214       3,783,511
                                                                ===========     ===========

                 See notes to consolidated financial statements

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                                                                         Cumulative
                                                                                                          foreign
                                          Common stock                       Capital                      currency
                                     -----------------------                In excess                    translation
                                       Shares       Amount      Warrants      of par        Deficit      adjustment     Total
                                     ----------   ----------   ----------   ----------   -------------   ----------   ----------
Balances, January 1, 1997 ..........  4,699,511   $   46,995   $  394,200   $6,386,332   $  (5,745,498)  $   (7,774)  $1,074,255

Issuance of 423,245  shares
 of common stock in  settlement
 of accounts  payable ($383,245),
 accrued fees related ($30,000) and
 notes payable shareholder ($10,000)    423,245        4,232                   419,013                                   423,245

Net loss for the three months
 ended March 31, 1997 ..............                                                          (497,243)                 (497,243)

Foreign currency
 translation adjustment ............                                                                          7,692        7,692
                                     ----------   ----------   ----------   ----------   -------------   ----------   ----------
Balances, March 31, 1997 ...........  5,122,756   $   51,227   $  394,200   $6,805,345   $  (6,242,741)  $      (82)  $1,007,949
                                     ==========   ==========   ==========   ==========   =============   ==========   ==========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                   1997            1996
                                                                -----------     -----------
Cash flows from operating activities:
   Net loss ................................................    $  (497,243)    $  (391,284)
                                                                -----------     -----------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Extraordinary gain ..................................       (197,901)
       Gain on sale of investment in subsidiary ............        (87,593)
       Loss on sale of marketable securities ...............         62,392
       Foreign currency gain ...............................        (45,943)
       Depreciation and amortization .......................        193,783         152,766
       Provision for bad debts .............................         19,805          10,215
       Minority interest ...................................       (529,196)
       Decrease (increase) in assets:
         Accounts receivable ...............................      1,379,809       1,742,592
         Income taxes receivable ...........................         (3,446)
         Due from related parties ..........................                        (20,381)
         Inventories .......................................         15,346        (850,421)
         Prepaid expenses and other ........................        123,706        (185,801)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses .............      1,039,586        (586,775)
         Payables to officers/shareholders and
          other related parties ............................         30,000         688,131
                                                                -----------     -----------
     Total adjustments .....................................      2,000,348         950,326
                                                                -----------     -----------
Net cash provided by operating activities ..................      1,503,105         559,042
                                                                -----------     -----------

Cash flows from investing activities:
  Capital expenditures .....................................         (3,350)        (40,035)
   Proceeds from sale of marketable securities .............        166,260
                                                                -----------     -----------
Net cash provided by (used in) investing activities ........        162,910         (40,035)
                                                                -----------     -----------

Cash flows from financing activities:
   Proceeds from notes payable and long term debt ..........        125,000         170,000
   Repayments of notes payable, license fees payable
     and long term debt ....................................     (1,850,113)       (584,844)
   Deferred financing costs ................................                        (95,806)
                                                                -----------     -----------
Net cash used in financing activities ......................     (1,725,113)       (510,650)
                                                                -----------     -----------

Net increase (decrease) in cash ............................        (59,098)          8,357

Cash beginning .............................................         59,098           8,210
                                                                -----------     -----------

Cash ending ................................................    $               $    16,567
                                                                ===========     ===========

                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                   1997            1996
                                                                -----------     -----------
Supplemental disclosure of cash flow information:
   Cash paid for interest ..................................    $   205,407     $    75,941
                                                                ===========     ===========

   Cash paid for income taxes ..............................    $         0     $    98,479
                                                                ===========     ===========

Supplemental disclosure of noncash
   investing and financing activities:

   Issuance of 423,245 shares of common
     stock in settlement of amounts due ....................    $   423,245
                                                                ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

1.   The interim financial statements:

     The interim financial statements have been prepared by California Pro Sports, Inc. ("CPS" or the "Company") and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1996 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

2.   Organization:

     The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP") and for the three months ended March 31, 1997, USA Skate Corporation ("USA"). USA was formed in 1995 to acquire USA Skate Co., Inc. (Note 3). Intercompany transactions have been eliminated in consolidation. At March 31, 1997, the Company owns 100% of the outstanding CP capital stock and 51% of the outstanding USA capital stock. Minority interest represents USA's minority shareholders 49% share of the equity and net loss of USA.

     CP sells in-line skates and accessories under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America. A portion of in-line skates are manufactured by PlayMaker Co., Ltd. ("PlayMaker"), a minority shareholder of the Company. In August 1994, CP began selling snowboards and accessories under the Kemper brand name to retail sporting goods stores in North America, and distributors in Europe and Japan.

3.   Acquisition:

     On May 15, 1996, the Company, through USA, completed the acquisition of all of the outstanding capital stock of USA Skate Co., Inc., a New York corporation ("USA Skate"). USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was effective as of April 30, 1996 and was accounted for as a purchase. Accordingly, the consolidated statements of operations include the results of USA Skate for the three months ended March 31, 1997. Consideration for the purchase was $10.5 million and consisted of $3,650,000 (including approximately $98,000 of cash acquired), of cash, a $1,050,000 8% installment note payable due through November 1998, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $1,061,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders due in July 1997, and the issuance of $2,518,000 of 9% convertible promissory notes due July 1997.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

3.   Acquisition (continued):

     The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of CPS common stock valued at $900,000,. USA also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former shareholder in exchange for minimum royalty payments of $3 million due on or before December 2001, recorded with a present value of $2,213,235. The license agreement was modified in March 1997 to provide for guaranteed minimum royalty payments as follows: $300,000 payable in installments in 1997; $450,000 installments in June and December 1998; and $300,000 semi-annual installments beginning in June 1999. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.5 million, including guarantee fees to two officers/shareholders of $600,000 related to the officers'/shareholders' providing personal guarantees of certain of the debt assumed and issued in the transaction.

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

     The costs of raising the capital necessary to complete the acquisition was approximately $242,000.

     USA Skate sells its skates and related accessories through a network of independent sales representative groups to over 1,000 accounts. Internationally, USA Skate's products are sold and distributed through independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czechoslovakia, Sweden, Finland, France and Brazil.

4.   Shareholders' equity:

     During the quarter ended March 31, 1997, the company issued 383,245 shares of its common stock at $1.00 per share (the market value of the stock at the date the Board of Directors authorized the issuance) to a third party in consideration of their assumption of $383,245 of accounts payable. Additionally, the Company issued 40,000 shares of common stock at $1.00 per share (the market value of the stock at the date the Board of Directors authorized the issuance) in satisfaction of $30,000 of accrued but unpaid consulting fees and $10,000 of a note payable.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

5.   Marketable securities:

     In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115. At December 31, 1996, the market value of these securities was $228,652. During the quarter ended March 31, 1997, the Company sold the securities for $166,260 and reduced its bank indebtedness with the proceeds. The Company recorded a loss of $62,392 on the transaction.

6.   Inventories:

     Inventories at March 31, 1997, consist of:

                          Raw materials     $  774,392
                          Work-in-process      460,607
                          Finished goods     3,964,572
                                            ----------
                                            $5,199,571
                                            ==========

7.   Export sales:

     Sales by geographic regions were as follows:

                                        Three months ended
                                             March 31,
                                      -----------------------
                                         1997         1996
                                      ----------   ----------
                   Canada .........   $1,100,451   $   34,365
                   Europe and other      455,975      569,894
                                      ----------   ----------
                     Total exports     1,556,426      604,259
                   US sales .......    1,209,383    1,182,416
                                      ----------   ----------
                   Total sales ....   $2,765,809   $1,786,675
                                      ==========   ==========

8.   Gain on sale of investment in subsidiary:

     In March 1997, the Company satisfied $106,500 of payables by exchanging 88,750 shares of USA common stock from the Company's 1,783,333 USA shares. The recorded cost of the USA shares transferred was $61,238 and the fair value of those shares at the date of exchange was $106,500 ($1.20 per share) resulting in a gain of $45,262 on this transaction.

     In March 1997, the Company entered into an agreement with a third party for that party to purchase 83,000 shares of USA common stock that the Company owned. The recorded cost of the shares sold was $57,270 and the fair value of those shares was $99,600 ($1.20 per share) resulting in a gain of $42,330. The Company's ownership of USA was reduced from 56.5% to 51% due to these two transactions.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION:

The Company imports, manufactures, and distributes products in three participant sports categories. In-Line Skates and related accessory products are marketed under the brand names California Pro(R) and Rolling Thunder (TM), since August 1, 1994, snowboards and snowboard accessory products are marketed under the Kemper(R) brand, and since May 1, 1996, ice and street roller hockey skates, sticks, related gear, and accessories, as well as figure skates are marketed under the VICTORIAVILLE (TM), VIC(R), Hespeler (TM) and McMartin brands. Management believes that continual product refinement and new product designs and development, along with attractive packaging and first class customer service are vital to sales growth. The Company purchases the most of its in-line skate products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the company's accessory products are purchased from domestic suppliers. Approximately 70% of all hockey sticks sold are manufactured by Davtec and skates and related gear are purchased from foreign suppliers.

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

On March 31, 1997, the Company had purchase orders for future delivery of products of approximately $2.3 million, compared with $2.6 million at March 31, 1996. The decrease in the Company's backlog of orders is attributable to a reduction of orders for the Company's in-line skate and snowboard products of approximately $160,000 and $1,814,000, respectively. The cause of such reduction is due to the Company having lost market share as a result of competitive pressures and new product development problems within these categories. New competitors, some with greater financial and other resources, have entered the market place. New in-line soft boot technology and step-in bindings for snowboards have been introduced by other competitors of the Company. This reduction has been partially offset by including $1,726,000 of USA Skate orders related to the Company's ice hockey business acquired effective April 30, 1996. Although purchase orders are subject to cancellation in the normal course of business, the Company expects to fill most of the current orders by the end of the third quarter of 1997.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the period indicated:
                                                Three Months Ended
                                                     March 31
                                             1997                1996
                                      -----------------   -----------------
                                      Dollars   Percent   Dollars   Percent
                                      -------   -------   -------   -------
                                              (Dollars in thousands)

   In-line skates and accessories .   $  451        16%   $1,438        80%
   Snowboards and accessories .....       94         4%      349        20%
   Ice and street/roller hockey (1)    2,221        80%
                                      ------    ------    ------    ------
                                      $2,766       100%   $1,787       100%
                                      ======    ======    ======    ======

   ------------
   (1) Sale of hockey products began May 1, 1996


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

NET SALES: Sales for the three months ended March 31, 1997 increased to $2,765,809 from $1,786,675 for the three months ended March 31, 1996 or by $979,134, representing a 54.8% increase. This increase was attributable to the inclusion of approximately $2,221,000 of sales by USA Skate during the three months ended March 31, 1997. This increase was offset by reduced sales of the Company's in-line skate and snowboard products of $987,000 and $255,000, respectively. The reduction in the in-line skate and snowboard sales was primarily caused by high inventory levels at some of the Company's major retail accounts as well as the Company's competitors filling their orders at a higher percent rate in 1997 than previously. Additionally, in-line and snowboard sales decreased in 1997 compared to the same period in 1996 due to the Company losing market share as new competitors have entered the market, some of which may have more financial resources than the Company.

GROSS PROFIT: For the three months ended March 31, 1997, gross profit increased to $546,653 from $351,279 or by $195,374 due to the higher sales volume in the 1997 period compared to the 1996 period. The increase in gross profit was primarily attributable to the gross profit of USA Skate subsequent to the acquisition. In both periods, the gross profit percentage was approximately 20%.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES AND MARKETING EXPENSES: Sales and marketing expenses for the three months ended March 31, 1997, increased to $442,196 from $303,094 or by $139,102 compared to the three months ended March 31, 1996. The increase was a result of sales and marketing expenses of $351,000 related to the Company's hockey business which it acquired April 30, 1996. This increase was partially offset by a reduction of the Company's in-line skate and snowboard related sales and marketing expenses of $212,000 comprised of a reduction of commissions of $31,000, due to the lower sales volume in the current period, reduced advertising and promotion expenses of $149,000, and reductions in other expenses of $32,000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended March 31, 1997 increased to $859,537 from $473,851 or by $385,686 compared to the same period in 1996. The increase was attributable to $521,000 of general and administrative expenses within the Company's recently acquired hockey business, offset by a reduction of $165,000 of expense related to the Comapny's in-line skate and snowboard operations.

The primary reasons for the decrease are reduced wages and related benefits of approximately $100,000, and reductions in other general and miscellaneous expenses of $65,000.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased to $193,783 for the three months ended March 31, 1997, or by $41,017 compared to the period ended March 31, 1996. The increase is primarily attributable to the acquisition of USA Skate, effective April 30, 1996, and the corresponding increase in amortization expense associated with such purchase.

CONSULTING FEES: Consulting fees for the three months ended March 31, 1997 remained the same as compared to the quarter ended March 31, 1996.

LOSS FROM OPERATIONS: For the three months ended March 31, 1997, the loss from operations was $978,863 compared to a loss from operations of $608,432 for the three months ended March 31, 1996. The primary reason for the increase of $370,431 in the operating losses in the 1997 period compared to the 1996 period are increases in operating costs of $566,000. This increase was caused by expenses incurred within the Company's newly acquired hockey business of $912,000 offset by reduction in the Company's in-line skate and snowboard operating costs pf $346,000. The increase in operating losses were also reduced by the gross profit generated by the Company's hockey business of $196,000.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE/INCOME: Other expenses increased from $75,852 for the three months ended March 31, 1996 to $245,477 for the three months ended March 31, 1997. Interest expense other and interest expense related party increased by $157,036 and $77,156, respectively. The main reason for the increase was additional bank lines of credit assumed in the acquisition of the hockey operations. Additionally, interest expense was increased by the issuance of promissory notes to the former shareholders of USA Skate in connection with the acquisition of USA Skate and USA's issuance of convertible promissory notes and officer/shareholder notes of $2,518,000 and $679,000, respectively.

In 1996, the Company received marketable securities form an affiliate as payment of a related party receivable of $373,108 which the Company classified as trading securities under SFAS No. 115. As of December 31, 1996, the market value of these securities was $228,652. During the quarter ended March 31, 1997, the Company sold the securities for 166,260 and used the proceeds to reduce bank indebtedness. The Company recorded a loss on the sale of $62,392.

INCOME TAX BENEFIT/EXPENSE: The Company had an income tax benefit for the three months ended March 31, 1996 of $293,000.

NET LOSS: Net loss was $497,243 for the three months ended March 31, 1997 compared to a loss of $391,284 for the three months ended March 31, 1996. The primary reasons for the change were increases in the losses from operations of $370,431 as described above and increases in interest and other expenses in 1997 compared to the 1996 period of $169,625, as well as an income for benefit of $293,000 in the 1996 period. These were offset by extraordinary income of $197,901 for debt forgiveness and $529,196 of minority interest.

LIQUIDITY AND CAPITAL RESOURCES: During 1997, the Company has continued to fund its U.S. operations principally through a $5.0 million revolving credit facility with a bank, and, to a lesser degree, loans from private investors and trade credit.

Under the bank credit facility related to the Company's in-line skate and snowboard businesses, the amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory. As of March 31, 1997, based upon the agreed to formulas, the bank was undercollaterlized by $1,191,000. Accordingly, there can be no further advances under the in-line skate and snowboard line of credit. The U.S. and Canadian bank credit facilities related to the Company's hockey business are structured the same. Borrowing is limited to 50% of eligible inventory, plus 75% of accounts receivable, and is collateralized by the accounts receivable and inventory. Loans under the agreements bear interest at one percent above the bank's prime rate and are due on demand. The loan agreement also requires the respective operating subsidiaries to maintain a certain tangible net worth and restricts its ability to (i) incur additional obligations or debt; (ii) pay dividends on its capital stock; (iii) enter into any transaction of merger, consolidation, acquisition or sale of assets other than in the ordinary course of business, and (iv) pay annual aggregate compensation to its officers and directors in excess of a specified amount, unless the bank consents to such actions and waives or amends the applicable restrictions in the loan agreement.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 1997, based on the limitations described above, under the U.S. hockey line of credit, the Company was eligible to borrow $2,221,000, and the outstanding balance was approximately $2,211,000. Under the Canadian hockey line of credit, the Company was eligible to borrow $1,908,000, and the outstanding balance was approximately $2,663,000.

At March 31, 1997, the Company had a working capital deficit of approximately $5,569,000 compared to a working capital deficit of approximately $5,264,000 at December 31, 1996. the decrease in working capital is primarily related to operating losses. In addition, as described in the foregoing paragraph, the Company is in default on all three of its bank loan agreements. Management's plans to resolve the Company's immediate financial difficulties and improve its liquidity position and has already implemented some of these plans as further described below:

During the fourth quarter of 1996, management implemented a plan for restructuring the Company's operations. The plan's objectives are to return the Company to profitability, primarily through implementation of product line changes and a cost reduction program.

In addition, the Company has signed a distribution agreement with Skate Corp. for California Pro and Kemper branded products, which management believes will result in substantial selling and general and administrative cost reductions due to consolidation of Company-wide activities at one location. Management is also in the process of renegotiating its bank loan agreements in order to extend their maturities.

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

In May 1996, the Company, through USA, completed the acquisition of the outstanding capital stock of USA Skate. Consideration for the purchase was
$10,500,000 which consisted of $3,650,000 of cash (including approximately $98,000 o cash acquired), a $1,050,000 8% installment note payable, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by Skate Corp. including the private placement of 884,667 shares of Skate Corp. common stock for $1,061,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders, and the issuance of

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$2,518,000 of 9% convertible promissory notes due January 1997 (which have been extended to July 1, 1997 with interest adjusted to 12% during the extension period, and are convertible into Skate Corp. common stock under certain conditions). The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of the Company's common stock valued at $900,000, and USA also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former shareholder of USA Skate in exchange for minimum royalty payments due on or before December 2001, with an imputed (9.5%) present value of $2,213,235.

The Company intends to continue to fund its hockey operations from two credit facilities with banks, under $8,600,000 of revolving lines of credit agreements.

For payments to foreign suppliers, the Company has utilized trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit. For 1997, the Company has negotiated with its suppliers to be paid 50% upon shipment and 50% on 90 day terms.

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

FOREIGN EXCHANGE: The Company's products are principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchases its in-line skate products for set prices negotiated annually in U.S. dollars at exchange rates reset annually. The Company purchases its snowboard in Deutsche Marks. The Company sells its snowboard and hockey products both domestically and internationally. As a result, extreme exchange rate fluctuations could have a significant effect on its sales, costs of goods sold and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the relationship between the Company and its suppliers to continue. The Company does not engage in hedging transactions.

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

                  None.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CALIFORNIA PRO SPORTS, INC.





Dated:        May 20, 1997             By:  /s/Michael S. Casazza
                                       ---------------------------------
                                       Michael S. Casazza
                                       President/Chief Operating Officer



Dated:        May 20, 1997             By:  /s/Barry S. Hollander
                                       ---------------------------------
                                       Barry S. Hollander
                                       Chief Financial Officer