Form 10QSB
period 1997-06-30
CALIFORNIA PRO SPORTS INC
filed 1997-08-19
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                        For the transition period from ____ to ____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,759,212 common shares, par value $.01 per share, outstanding at August 14, 1997.

Transitional Small Business Disclosure Format YES [ ]     NO  [X]

                   Page 1 of ___ total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES




PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS
Current assets:
   Cash ...................................................................   $    103,802
   Accounts receivable, less allowance for
     doubtful accounts of $455,000 ........................................      4,519,519
   Income taxes receivable ................................................         35,533
   Inventories (Note 6) ...................................................      4,816,162
   Prepaid expenses and other .............................................        424,775
                                                                              ------------
Total current assets ......................................................      9,899,791
                                                                              ------------
Property and equipment, net of accumulated
depreciation ..............................................................      1,863,334
Intangible and other assets, net of
accumulated amortization (Note 2) .........................................      8,412,773
                                                                              ------------
                                                                                10,276,107
                                                                              ------------
                                                                              $ 20,175,898
                                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of:
     Long-term debt .......................................................   $    177,763
     License fee payable, seller ..........................................         62,508
   Notes payable:
     Banks ................................................................      7,473,654
     Seller ...............................................................        643,750
     Officers/shareholders (Note 3) .......................................        679,000
     Convertible promissory notes, related parties ........................      2,518,000
     Other ................................................................        956,172
   Accounts payable and accrued expenses ..................................      3,133,536
   Income taxes payable and other .........................................        152,201
                                                                              ------------
       Total current liabilities ..........................................     15,796,584
                                                                              ------------
Long-term debt, net of current portion ....................................        350,496
Note payable, seller, net of current portion ..............................        225,000
License fee payable, seller, net of current portion .......................      2,309,523
Deferred income taxes .....................................................         60,150
                                                                              ------------
       Total long-term debt ...............................................      2,945,169
                                                                              ------------
Minority interest .........................................................        339,169
                                                                              ------------
Commitments and contingencies

Shareholders' equity (Note 4):
   Preferred stock, $0.01 par value, authorized
     5,000,000 shares; no shares issued
   Common stock, $.01 par value; authorized
     10,000,000 shares; issued and outstanding 5,759,212 shares ...........         57,592
   Warrants ...............................................................        394,200
   Capital in excess of par ...............................................      7,610,336
   Deficit ................................................................     (6,974,330)
   Cumulative foreign currency translation adjustment .....................          7,178
                                                                              ------------
       Total shareholders' equity .........................................      1,094,976
                                                                              ------------
                                                                              $ 20,175,898
                                                                              ============

See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                        1997            1996
                                                     -----------    -----------
Net sales ........................................   $ 4,010,430    $ 5,970,847
                                                     -----------    -----------
Cost of sales:
   Substantially from a related party ............        22,869      1,865,614
   Other .........................................     2,730,122      2,427,615
                                                     -----------    -----------
                                                       2,752,991      4,293,229
                                                     -----------    -----------
Gross profit .....................................     1,257,439      1,677,618
                                                     -----------    -----------
Operating expenses:
   Sales and marketing expense ...................       394,975        676,974
   General and administrative expense ............     1,160,103        550,400
   Depreciation and amortization .................       198,185        252,719
   Consulting fees, related party ................        60,000         50,000
                                                     -----------    -----------
                                                       1,813,263      1,530,093
                                                     -----------    -----------
Income (loss) from operations ....................      (555,824)       147,525
                                                     -----------    -----------
Other expenses (income):
   Interest expense:
     Related party ...............................        71,583         36,622
     Other .......................................       284,140        363,554
   Foreign currency loss (gain) ..................        11,589         34,659
   Royalty income and other ......................       (19,200)       (57,106)
   Net unrealized holding gain ...................                     (416,637)
   Gain for issuance of common stock by subsidiary                     (479,100)
   Gain on sale of investment in subsidiary ......                     (111,366)
                                                     -----------    -----------
                                                         348,112       (629,374)
                                                     -----------    -----------
Income (loss) before income taxes, and
 minority interest ...............................      (903,936)       776,899
Income tax benefit ...............................                     (303,000)
                                                     -----------    -----------
Income (loss) before minority interest ...........      (903,936)       473,899
Minority interest ................................      (172,347)         9,914
                                                     -----------    -----------

Net income (loss) ................................   $  (731,589)   $   483,813
                                                     ===========    ===========

Net income (loss) per share ......................   $      (.14)   $       .12
                                                     ===========    ===========
Weighted average number
   of shares outstanding .........................     5,270,492      4,081,313
                                                     ===========    ===========

See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                           1997            1996
                                                        -----------    -----------
Net sales ........................................      $ 6,776,239    $ 7,757,522
                                                        -----------    -----------
Cost of sales:
   Substantially from a related party ............           42,516      2,987,275
   Other .........................................        4,929,631      2,741,350
                                                        -----------    -----------
                                                          4,972,147      5,728,625
                                                        -----------    -----------
Gross profit .....................................        1,804,092      2,028,897
                                                        -----------    -----------
Operating expenses:
   Sales and marketing expense ...................          837,171        990,282
   General and administrative expense ............        1,989,640      1,014,037
   Depreciation and amortization .................          391,968        419,235
   Consulting fees, related party ................          120,000         80,000
                                                        -----------    -----------
                                                          3,338,779      2,503,554
                                                        -----------    -----------
Loss from operations .............................       (1,534,687)      (474,657)
                                                        -----------    -----------
Other expenses (income):
   Interest expense:
     Related party ...............................          148,739         36,622
     Other .......................................          530,867        439,495
   Foreign currency loss (gain) ..................          (34,354)        35,821
   Royalty income and other ......................          (26,462)       (72,106)
   Net unrealized holding gain ...................                        (416,637)
   Gain from issuance of common stock by subsidiary                       (479,100)
   Gain on sale of investment in subsidiary (Note 8)        (87,593)      (111,366)
   Loss on sale of marketable securities (Note 5)            62,392
                                                        -----------    -----------
                                                            593,589       (567,271)
                                                        -----------    -----------
Income (loss) before income taxes, minority
 interest and extraordinary items ................       (2,128,276)        92,614
Income tax benefit ...............................                         (36,000)
                                                        -----------    -----------
Income (loss) before minority interest and
 extraordinary items .............................       (2,128,276)        56,614
Minority interest ................................         (701,543)         9,914
                                                        -----------    -----------
Income (loss) before extraordinary item ..........       (1,426,733)        66,528
                                                        -----------    -----------
Extraordinary item, debt forgiveness .............          197,901
                                                        -----------    -----------
Net income (loss) ................................      $(1,228,832)   $    66,528
                                                        ===========    ===========
Income (loss) per share before extraordinary item       $      (.29)   $       .02
Extraordinary item ...............................              .04
                                                        -----------    -----------
Net income (loss) per share ......................      $      (.25)   $       .02
                                                        ===========    ===========
Weighted average number
   of shares outstanding .........................        4,986,747      3,933,235
                                                        ===========    ===========

See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                                                        Cumulative
                                                                                                         foreign
                                          Common stock                       Capital                     currency
                                      ----------------------                In excess                   translation
                                        Shares      Amount      Warrants      of par       Deficit       adjustment    Total
                                      ---------   ----------    --------    ----------   ------------   -----------  ----------

Balances, January 1, 1997 .........   4,699,511   $   46,995   $  394,200   $6,386,332   $ (5,745,498)  $   (7,774)  $1,074,255

Issuance of 303,333 shares
of common stock in exchange
for 391,667 shares of the
Company's subsidiary stock (Note 8)     303,333        3,033                   325,099                                  328,132

Issuance of 75,000 shares
of common stock in satisfaction
of 300,000 options to purchase
common stock (Note 4) .............      75,000          750                    69,563                                   70,313

Issuance of 75,000 shares of
common stock for consulting
and financial services (Note 4) ...      75,000          750                    74,250                                   75,000

Issuance of 606,368 shares of
common stock in satisfaction of
$718,656 of liabilities (Note 4) ..     606,368        6,064                   712,592                                  718,656

Issuance of stock options (Note 4)       42,500                                 42,500

Net loss for the six months ended
June 30, 1997 .....................                                                       (1,228,832)                (1,228,832)

Foreign currency
 translation adjustment ...........                                                                         14,952       14,952
                                     ----------   ----------   ----------   ----------   -----------    ----------   ----------
Balances, June 30, 1997 ...........   5,759,212   $   57,592   $  394,200   $7,610,336   $(6,974,330)   $    7,178   $1,094,976
                                     ==========   ==========   ==========   ==========   ============   ==========   ==========

See notes to consolidated financia statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997           1996
                                                        -----------    -----------
Cash flows from operating activities:
   Net income (loss) .............................      $(1,228,832)   $    66,528
                                                        -----------    -----------
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Net unrealized holding gain ...............                        (416,637)
       Extraordinary gain ........................         (197,901)
       Gain on sale of investment in subsidiary ..          (87,593)      (111,366)
       Loss on sale of marketable securities .....           62,392
       Expense incurred upon issuance of common
        stock and options ........................          187,813
       Gain on issuance of common stock by subsidiary                     (479,100)
       Foreign currency (gain) loss ..............          (34,354)         35,821
       Depreciation and amortization .............          391,968        419,235
       Provision for bad debts ...................           50,836         57,300
       Minority interest .........................         (701,543)        (9,914)
       Decrease (increase) in assets:
         Accounts receivable .....................          (67,404)    (1,604,595)
         Income taxes receivable .................          186,091
         Due from related parties ................                         478,853
         Inventories .............................          398,755        652,262
         Prepaid expenses and other ..............          154,795       (308,323)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses ...        1,443,720        778,179
         Payable to officers/shareholders and
          other related parties ..................          (22,178)
                                                        -----------    -----------
     Total adjustments ...........................        1,734,366       (508,285)
                                                        -----------    -----------
Net cash provided by operating activities ........          505,534       (441,757)
                                                        -----------    -----------

Cash flows from investing activities:
   Payment for purchase of USA Skate
    Co., Inc., net of cash acquired ..............                      (3,551,760)
   Payments for intangible assets ................                      (1,507,773)
   Capital expenditures ..........................          (56,962)      (141,064)
   Proceeds from sale of marketable securities ...          166,260
                                                        -----------    -----------
Net cash provided by (used in) investing activities         109,298     (5,200,597)
                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from notes payable and long term debt         1,449,347     10,146,443
   Repayments of notes payable, license fees
    payable and long term debt ...................       (2,019,475)    (3,937,852)
   Net proceeds from issuance of
    common stock by subsidiary ...................                         961,600
                                                        -----------    -----------
Net cash provided by (used in) financing activities        (570,128)     7,170,191
                                                        -----------    -----------

Net increase in cash .............................           44,704      1,527,837
Cash beginning ...................................           59,098          8,210
                                                        -----------    -----------
Cash ending ......................................      $   103,802    $ 1,536,047
                                                        ===========    ===========

                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                           1997            1996
                                                        -----------    -----------
Supplemental disclosure of
  cash flow information:
   Cash paid for interest ........................      $   458,659    $   490,411
                                                        ===========    ===========

   Cash paid for income taxes ....................      $         0    $    51,448
                                                        ===========    ===========

Supplemental disclosure of noncash
  investing and financing activities:

   Issuance of 303,333 shares of
     common stock in exchange for
     391,667 shares of Company's
     subsidiary stock ............................      $   328,132
                                                        ===========


   Issuance of 606,368 shares in 1997
     and 36,000 shares in 1996 of common
     stock in satisfaction of amounts due ........      $   718,656    $   108,000
                                                        ===========    ===========

   Issuance of 400,000 shares of common
     stock in exchange for consulting and
     non-compete agreements ......................                     $   900,000
                                                                       ===========

   Minimum royalties payable in exchange
     for a license agreement .....................                     $ 2,213,235
                                                                       ===========

   Purchase of USA Skate Co. Inc., net
     of cash acquired:
       Fair value of assets acquired .............                     $11,334,200
       Goodwill ..................................                       2,777,774
       Liabilities assumed .......................                      (9,210,214)
       Fair value of assets exchanged ............                      (1,350,000)
                                                                       -----------

   Total cash paid, net of cash acquired .........                     $ 3,551,760
                                                                       ===========

See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

1.   The interim financial statements:

     The interim financial statements have been prepared by California Pro Sports, Inc. ("CPS" or the "Company") and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1996 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. Certain amounts reported in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.   Organization:

     The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP") and for the three and six months ended June 30, 1997, USA Skate Corporation ("USA"). USA was formed in 1995 to acquire USA Skate Co., Inc. (Note 3). Intercompany transactions have been eliminated in consolidation. At June 30, 1997, the Company owns 100% of the outstanding CP capital stock and 62.5% of the outstanding USA capital stock. Minority interest represents USA's minority shareholders 37.5% share of the equity and net loss of USA.

     CP sells in-line skates and accessories under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America. A portion of in-line skates are manufactured by PlayMaker Co., Ltd. ("PlayMaker"), a minority shareholder of the Company. In August 1994, CP began selling snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America, and distributors in Europe and Japan.

3.   Acquisition:

     On May 15, 1996, the Company, through USA, completed the acquisition of all of the outstanding capital stock of USA Skate Co., Inc., a New York corporation ("USA Skate"). USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was effective as of April 30, 1996 and was accounted for as a purchase. Accordingly, the consolidated statements of operations include the results of USA Skate for the three months ended March 31, 1997. Consideration for the purchase was $10.5 million and consisted of $3,650,000 (including approximately $98,000 of cash acquired), of cash, a $1,050,000 8% installment note payable due through November 1998, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $1,061,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders due in July 1997, and the issuance of $2,518,000 of 9% convertible promissory notes originally due January 1997. In January 1997 the company extended the convertible notes to July 1997 with interest adjusted to 12% during the extension period. The Company is currently negotiating with the convertible noteholders and is considering offering some additional consideration such as California Pro stock for the noteholders to further extend their notes.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


3.   Acquisition (continued):

     The debt assumption was financed  in part  by a bank  loan  to  USA  Skate.
     Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of CPS common stock valued at $900,000. USA also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former shareholder in exchange for minimum royalty payments of $3 million due on or before December 2001, recorded with a present value of $2,213,235. The license agreement was modified in March 1997 to provide for guaranteed minimum royalty payments as follows: $300,000 payable in installments in 1997; $450,000 installments in June and December 1998; and $300,000 semi-annual installments beginning in June 1999. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.5 million, including guarantee fees to two officers/shareholders of $600,000 related to the officers'/shareholders' providing personal guarantees of a substantial portion of the debt assumed and issued in the transaction.

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

4.   Shareholders' equity:

     During the six months ended June 30, 1997, the Company issued 392,947 shares of its common stock at prices from $1.00 to $1.8125 per share (the market value of the stock at the effective dates of issuance) to a third party in consideration of its assumption of $505,016 of amounts due. Additionally, the Company issued 172,645 shares of its common stock at $1.00 per share (the market value of the stock at the effective date of issuance) in satisfaction of $172,645 of an amount payable and issued 40,776 shares of common stock to two officers/directors at $1.00 to $1.28125 per share (the market value of the stock at the dates the Board of Directors authorized the issuance) in satisfaction of $30,995 of accrued expenses and a $10,000 note payable.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


4.   Shareholders' equity (continued):

     Effective April 1, 1997, the Company entered into an agreement with a third party to provide financial consulting services. The agreement provides for payment of compensation for up to 300,000 shares of the Company's stock based on certain criteria and performance and, through June 30, 1997, the Company has issued 75,000 shares at $1.00 (the market value of the stock on April 1, 1997.)

     The Company previously had issued 300,000 warrants to purchase common stock of the Company. In exchange for those warrants, the Company issued 75,000 shares of its common stock at $.9375 (the market value of the stock at the date the Board of Directors authorized the issuance.) Of the shares issued, 68,100 were issued to a third party and 6,900 were issued to an officer/director who had previously purchased 27,500 of the warrants from the third party.

     During the quarter ending June 30, 1997, the Company agreed to issue 15,000 options at $1.00 to each of its three outside Board members. Additionally, two individuals received 50,000 and 100,000 options, respectively, for services provided to the Company. The exercise price for all of these options were below the fair market value of the stock the day of the grants and, accordingly, the Company has recognized $42,500 of expenses.

     During the quarter ended June 30, 1997 the Company granted options under the 1994 Stock Option Plan to purchase 100,000 shares of common stock, at an exercise price of $1.00 per share (the market value on the date of the grant).

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

6.   Inventories:

     Inventories at June 30, 1997, consist of:

       Raw materials                   $       823,428
       Work-in-process                         513,598
       Finished goods                        3,479,136
                                       ---------------
                                       $     4,816,162
                                       ===============

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


7.   Export sales:

     Sales by geographic regions were as follows:

                               Three months ended           Six months ended
                                    June 30,                    June 30,
                             ----------------------      ----------------------
                               1997          1996          1997          1996
                             --------      --------      --------      --------

      Canada ...........    $1,182,051    $1,216,203    $2,282,502    $1,250,568
      Europe and other .       811,545     1,248,521     1,267,520     1,818,415
                            ----------    ----------    ----------    ----------
        Total exports ..     1,993,596     2,464,724     3,550,022     3,068,983
      US sales .........     2,016,834     3,506,123     3,226,217     4,688,539
                            ----------    ----------    ----------    ----------
      Total sales ......    $4,010,430    $5,970,847    $6,776,239    $7,757,522
                            ==========    ==========    ==========    ==========

8.   Investment in subsidiary:

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

     In June 1997, the Company issued 170,000 shares of its common stock to an officer/director for 141,667 shares of USA common stock. Additionally, the Company issued 133,333 shares of its common stock to acquire 250,000 shares of USA stock, that otherwise the Company would have been obligated to redeem. The Company accounted for these transactions under the purchase method of accounting, based upon the market value of the common stock issued by the Company. The Company's ownership of USA was increased from 51% to 62.5% due to these transactions.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION:

The Company imports, manufactures, and distributes products in three participant sports categories. In-Line Skates and related accessory products have been marketed under the brand names California Pro(R) and Rolling Thunder (TM); since August 1, 1994, snowboards and snowboard accessory products are marketed under the Kemper(R) brand, and since May 1, 1996, ice and street roller hockey skates, sticks, related gear, and accessories, as well as figure skates are marketed under the VICTORIAVILLE (TM), VIC(R), and McMartin(R) brands. Management believes that continual product refinement and new product designs and development, along with attractive packaging and first class customer service are vital to sales growth. The Company purchases most of its in-line skate products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products are purchased from domestic suppliers. Approximately 70% of all hockey sticks sold are manufactured by Davtec and skates and related gear are purchased from foreign suppliers.

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

On June 30, 1997, the Company had purchase orders or future delivery of products of approximately $2.9 million, compared with $5.2 million at June 30, 1996. The decrease in the Company's backlog of orders is mostly attributable to a reduction of orders for the Company's in-line skate and snowboard products of approximately $1.4 million. The cause of such reduction is due to the Company having lost market share as a result of competitive pressures and new product development within these categories. Additionally new competitors, some with greater financial and other resources, have entered the market place. New in-line soft boot technology and step-in bindings for snowboards have been introduced by other competitors of the Company. The decrease in product orders for future delivery is also a result of USA Skate orders related to the Company's ice hockey business decreasing by $.9 million. Although purchase orders are subject to cancellation in the normal course of business, the Company expects to fill most of the current orders by the end of the third quarter of 1997.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the period indicated:
                                                Three Months Ended
                                                     June 30,
                                           1997                   1996
                                           ----                   ----
                                    Dollars     Percent     Dollar     Percent
                                    -------     -------     ------     -------
                                              (Dollars in thousands)
  In-line skates and accessories .   $  188         5%      $2,223        37%
  Snowboards and accessories .....      223         6%         377         6%
  Ice and street/roller hockey (1)    3,599        89%       3,371        57%
                                     ------     ------      ------     ------

                                     $4,010       100%      $5,971       100%
                                     ======     ======      ======     ======


                                                 Six Months Ended
                                                     June 30,
                                           1997                   1996
                                           ----                   ----
                                    Dollars     Percent     Dollar     Percent
                                    -------     -------     ------     -------
                                              (Dollars in thousands)
  In-line skates and accessories      $  639        9%      $3,660        47%
  Snowboards and accessories             317        5%         727         9%
  Ice and street/roller hockey (1)     5,820       86%       3,371        44%
                                      ------    ------      ------     ------

                                      $6,776      100%      $7,758       100%
                                      ======    ======      ======     ======

  ____________
  (1) Sale of hockey products began May 1, 1996


THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

NET SALES: Sales for the three months ended June 30, 1997 decreased to $4,010,430 from $5,970,847 for the three months ended June 30, 1996 or by $1,960,417. Sales by USA Skate during the three months ended June 30, 1997 increased to $3,599,000 from $3,371,000 for the three months ended June 30, 1996 or by $228,000. This increase was offset by reduced sales of the Company's in-line skate and snowboard products of

$2,035,000 and $154,000, respectively, for the comparable three months ended June 30, 1997 and 1996. For the six months ended June 30, 1997, sales decreased to $6,776,239 from $7,757,522 for the six months ended June 30, 1996, or by $981,283. Sales of the Company's ice hockey business increased from $3,371,000 to $5,820,000 as such sales reflect sales during the entire period in 1997 compared to only May and June for the six month period ended June 30, 1996 (acquired May 1, 1996). This increase was offset by decreases in the in-line skate and snowboard sales of $3,021,000 and $410,000, respectively. The reduction in the in-line skate and snowboard sales was primarily caused by high inventory levels at some of the Company's major retail accounts as well as the Company's competitors filling their orders at a higher percent rate in 1997 than previously. Additionally, in-line and snowboard sales decreased in 1997 compared to the same period in 1996 due to the Company losing market share as new competitors entered the market, some of which may have more financial resources than the Company.

GROSS PROFIT: For the three months ended June 30, 1997, gross profit decreased to $1,257,439 from $1,677,618 for the three months ended June 30, 1996, or by $420,179. As a percent of sales gross margin increased from 28.1% to 31.3%. For the six months ended June 30, 1997, gross profit decreased to $1,804,092 from $2,028,897 for the six months ended June 30, 1996, or by $224,805. Gross profit as a percent of sales increased from 26.1% in 1996 to 26.6% in 1997. The increase in the gross margin for the three and six months ended June 30, 1997, is a result of a higher percent of total sales for the period being related to the Company's ice hockey business which generates higher margins than the in-line skate and snowboard businesses compared to the three and six months ended June 30, 1996.

SALES AND MARKETING EXPENSES: Sales and marketing expenses decreased from $676,974 for the quarter ended June 30, 1996 to $394,975 for the quarter ended June 30, 1997. The main reasons for the decrease were reduced sales and marketing expenses related to in-line skating and snowboards of $201,097 due to the decline in revenues of those product lines. This decrease was offset by including expenses related to ice hockey for the entire three month period in 1997 compared to only two months in the 1996 period (acquired May 1, 1996). For the six months ended June 30, 1997, sales and marketing expenses were $837,171 compared to $990,282 for the six months ended June 30, 1996, representing a decrease of $153,111. Sales and marketing expense of USA Skate for the six months ended June 30, 1997 were $681,122 compared to $319,828 for the six months ended June 30, 1996. This increase of $361,294 was due to the fact that 1997 period included expenses for the whole six month period, while the 1996 period included expenses only for a two-month period since USA Skate was acquired May 1, 1996. This increase of $361,294 was offset by a decrease of $514,405 of sales and marketing expenses related to the Company's in-line skate and snowboard business. Advertising and promotional expenses represents $430,407 of the decrease, while other marketing expenses (trade shows, catalogs, and graphic design) decreased by $83,998.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased from $550,400 for the quarter ended June 30, 1996 to $1,160,103 for the quarter ended June 30, 1997. The increase of $609,703 was primarily caused by the inclusion of USA Skate for the full three months in 1997 of $690,050 compared to two months (acquired May 1, 1996) in 1996 of $173,681. Additionally, a portion of the increase was attributable to an increase in consulting expense of $215,000.

During the six months ended June 30, 1997, general and administrative expenses increased to $1,989,640 from $1,014,037 for the six months ended June 30, 1996. Substantially all of the increase was caused by the inclusion of $1,169,004 for the Company's ice-hockey business for the full period in 1997 compared to $173,681 for the 1996 period (acquired May 1, 1996). Additionally, there were net reductions in the general and administrative expense related to the Company's in-line skate and snowboard business. The Company had decreases in salaries and related benefits of $118,045, other general and administrative expenses (telephone, data processing, supplies, postage, etc) of $78,411 and a reduction in general corporate expenses of $75,337. These reductions were offset by increase in consulting and legal fees of $243,563 and $47,950, respectively.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense decreased from $252,719 for the three months ended June 30, 1996 to $198,185 for the three months ended June 30, 1997. This decrease is primarily attributable to a reduction in the carrying value of certain intangible assets related to the Company's in-line skate and snowboard business, which resulted in a decrease of $42,468 of amortization expense. Deprecation and amortization for the Company's ice hockey business was $155,041 for the three months ended June 30, 1996 compared to $142,975 for the three months ended June 30, 1997 or a reduction of $12,066. For the six months ended June 30, 1997, overall depreciation and amortization expense decreased to $391,968 from $419,235 for the six months ended June 30, 1996. This decrease for the 1997 six month period reflects the decrease in the carrying value of certain intangible assets related to the Company's in-line skate and snowboard business, thereby reducing amortization expense by $42,468 as well as certain other intangible assets becoming fully amortized at the end of the first quarter of 1996 which reduced the 1997 expense by an additional $11,305. These reductions were partially offset by an increase in deprecation and amortization expense related to the Company's ice hockey business, primarily as a result of the amortization due to the acquisition of certain intangibles being included for the full six months ended June 30, 1997 compared to only two months for the six months ended June 30, 1996 (acquired May 1, 1997).

CONSULTING FEES: Consulting fees increased by $10,000 and $40,000 for the three and six months ended June 30, 1997, respectively, compared to the periods ended June 30, 1996. The increases are attributable to including USA Skate fees for the full three and six month periods in 1997 compared two months (acquired May
1996) for the 1996 period.

INCOME (LOSS) FROM OPERATIONS: For the three months ended June 30, 1997, the loss from operations was $555,824 compared to income from operations of $147,525 for the three months ended June 30, 1996. The primary reasons for the loss from operations are the reduced gross profit of $420,179 related to the lower sales in the Company's in-line skate business, and increased operating expenses of $283,169 as described above.

For the six months ended June 30, 1997, loss from operations increased to $1,534,687 from $474,657 for the six months ended June 30, 1996. One reason for the increase in the loss was the reduced gross profit of $224,805 due to lower sales in the 1997 period compared to the 1996 period. Additionally, operating expense increased $835,225 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Total operating expense for USA Skate was $2,191,673 for the six month period in 1997 compared to $668,550 for the 1996 period as that period included only two months of expense of USA Skate which was acquired in May 1996. The USA Skate increase of $1,523,123 was offset by lower operating expenses related to the Company's in-line skate and snowboard business of $687,898, as described above.

OTHER EXPENSES/INCOME: For the three months ended June 30, 1997, other expenses were $348,112 compared to other income of $629,374 for the three months ended June 30, 1996. For the six months ended June 30, 1997, other expenses were $593,589 compared to other income for the six months ended June 30, 1996 of $567,271. The increases of other expenses of $977,486 and $1,160,860 of the three and six months ended June 30, 1997 were primarily a result of a gain from issuance of common stock by subsidiary of $479,100, a net unrealized holding gain of $416,637, and a gain on sale of investment in subsidiary of $111,366 in the first quarter of 1996. These transactions total income of $1,007,103 in the 1996 three and six month period ended June 30, 1996, and in 1997 interest expense has increased by $203,489 as a result of the Company extending its convertible promissory notes from January 1, 1997 to July 1, 1997, with the interest rate being increased from 9% to 12% in place of the previous 9% interest rate.

INCOME TAX BENEFIT/EXPENSE: The Company had an income tax benefit for the three and six months ended June 30, 1996 of $303,000 and $36,000, respectively.

NET LOSS: Net loss for the three months ended June 30, 1997, was $731,589 compared to net income of $483,813 for the three months ended June 30, 1996. Net loss for the six months ended June 30, 1997 was $1,228,832 compared to net income of $66,528 for the six months ended June 30, 1996. The primary reasons for the change were the loss from operations as described above and other income of $1,007,103 in 1996 as described above contributed to net income.

LIQUIDITY AND CAPITAL RESOURCES: During 1997, the Company has continued to fund its U.S. operations principally through a $5.0 million revolving credit facility with a bank, and, to a lesser degree, loans from private investors and trade credit.

Under the bank credit facility related to the Company's in-line skate and snowboard businesses, the amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory. As of June 30, 1997, based upon the agreed to formulas, the bank was undercollaterlized by $1,115,000. Accordingly, there can be no further advances under the in-line skate and snowboard line of credit. The U.S. and Canadian bank credit facilities related to the Company's hockey business are structured the same. Borrowing is limited to 50% of eligible inventory, plus 75% of accounts receivable, and is collateralized by the accounts receivable and inventory. Loans under the agreements bear interest at one percent above the bank's prime rate and are due on demand. The loan agreement also requires the respective operating subsidiaries to maintain a certain tangible net worth and restricts its ability to (I) incur additional obligations or debt; (ii) pay dividends on its capital stock; (iii) enter into any transaction of merger, consolidation, acquisition or sale of assets other than in the ordinary course of business, and (iv) pay annual aggregate compensation to its officers and directors in excess of a specified amount, unless the bank consents to such actions and waives or amends the applicable restrictions in the loan agreement.

At June 30, 1997, based on the limitations described above, under the U.S. hockey line of credit, the Company was eligible to borrow $3,069,000, and the outstanding balance was approximately $2,979,000. Under the Canadian hockey line of credit, the Company was eligible to borrow $2,609,000, and the outstanding balance was approximately $3,458,000.

The Company is currently negotiating with the convertible promissory noteholders ($2,518,000) due July 1, 1997, and is considering offering some additional consideration such as California Pro stock for the noteholders to extend their notes.

At June 30, 1997, the Company had a working capital deficit of approximately $5,897,000 compared to a working capital deficit of approximately $5,264,000 at December 31, 1996. The decrease in working capital is primarily related to operating losses. In addition, the Company is in default on all three of its bank loan agreements and the independent auditors' report on the Company's December 31, 1996 financial statements contained a going concern explanatory paragraph. Management's plans to resolve the Company's immediate financial difficulties and improve its liquidity position are described below:

The Company and its majority owned subsidiary on June 30, 1997, has entered into a proposal as amended on August 5, 1997, with a major sporting goods firm to sell the assets of its majority owned subsidiary USA Skate Co., Inc. The Company anticipates that a substantial portion of the purchase price will be paid in cash which will improve the Company's working capital position. In conjunction with this proposed transaction, the Company acquired 141,667 shares of USA stock from a officer/director in exchange for 170,000 shares of the Company's stock, and acquired 250,000 shares of USA stock that otherwise the Company would have been obligated to redeem.

Management is currently exploring the possibility of various other options, including the sale of its license and trademark rights to the California Pro and Kemper brands. Management believes that the successful implementation of one or more of these options, coupled with the restructuring which has been implemented, and the renegotiated bank loan agreements will provide the Company with the liquidity necessary to continue as a going concern.

In May 1996, the Company, through USA, completed the acquisition of the outstanding capital stock of USA Skate. Consideration for the purchase was
$10,500,000 which consisted of $3,650,000 of cash (including approximately $98,000 o cash acquired), a $1,050,000 8% installment note payable, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by USA including the private placement of 884,667 shares of USA common stock for $961,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders, and the issuance of $2,515,000 of 9% convertible promissory notes due January 1997 (which have been extended to July 1, 1997 with interest adjusted to 12% during the extension period, and are convertible into Skate Corp. common stock under certain conditions). The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of the Company's common stock valued at $900,000, and USA also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former shareholder of USA Skate in exchange for minimum royalty payments due on or before December 2001, with an imputed (9.5%) present value of $2,213,235.

The Company intends to continue to fund its hockey operations from two credit facilities with banks, under $8,600,000 of revolving lines of credit agreements.

For payments to foreign suppliers, the Company has utilized trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit. For 1997, the Company has negotiated with most of its foreign suppliers to be paid 50% upon shipment and 50% on 90 day terms.

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

FOREIGN EXCHANGE: The Company's non-manufactured products are principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchases its in-line skate and hockey products in U.S. dollars. The Company purchases its snowboard in Deutsche Marks. The Company sells its snowboard and hockey products both domestically and internationally. As a result, extreme exchange rate fluctuations could have a significant effect on its sales, costs of goods sold and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the relationship between the Company and its suppliers to continue. The Company does not engage in hedging transactions.

Management believes that inflation has not had a significant impact on its business.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities.

         (a) N/A

         (b) N/A

         (c)  During  the  three-month   period  covered  by  this  report,  the
Registrant issued the following securities:

         On April 13, 1997, the Registrant issued warrants to purchase up to 150,000 shares of its common stock as payment for consulting services. Of these warrants, 50,000 are exercisable at $1.00 per share and 100,000 are exercisable at $.87 per share. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act of 1933 (the "Securities Act") related to the issuance of these warrants.

         On April 13, 1997, the Registrant granted stock options to purchase up to 45,000 shares of its common stock as compensation to its non-employee directors. These options are exercisable at $1.00 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these options.

         On April 13, 1997, the Registrant issued 776 shares of its common stock as payment for a debt owed in the amount of $995. Payment was made based on $1.25 per share, representing the closing price of the common stock on April 11, 1997 as reported on the Nasdaq SmallCap Market. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On April 23, 1997, the Registrant issued 75,000 shares of common stock, valued at $1.00 per share, to a consultant for services rendered prior to April 1, 1997. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act because the recipient of these shares was a sophisticated and/or accredited investor.

         On April 23, 1997, the Registrant granted options to purchase 100,000 shares of common stock under its 1994 Stock Option Plan as additional compensation to one officer and four other employees of the Registrant. The exercise price for these options is $1.00 per share, representing the closing price of the common stock as reported by the Nasdaq SmallCap Market on the date of grant. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act related to the grant of these stock options.

         On May 6, 1997, the Registrant issued 75,000 shares of common stock in exchange for outstanding options to purchase 300,000 shares of common stock initially issued to a consultant for services. The services were valued at $75,000, or $1.00 per share. The Registrant relied on the exemption from registration provided by Section 4(6) and 4(2) of the Securities Act because the recipients of these shares were sophisticated and/or accredited investors.

         On May 31, 1997, the Registrant issued 214,416 shares of its common stock, valued at $1.00 per share representing the average of the closing bid and asked prices of the Registrant's common stock as quoted by Nasdaq for the ten consecutive trading days immediately preceding the date of the agreement of the parties to the transactions. Of these shares 170,000 were issued in exchange for 141,667 shares of common stock of USA Skate Corporation (the Registrant's majority owned subsidiary). In March 1996, one of the Registrant's officers made a loan of $170,000 to the Registrant and, in June 1996, the Registrant transferred 141,667 shares of USA Skate Corporation owned by the Registrant to this officer in repayment thereof based on a valuation of $1.20 per USA Skate common share. In the May 1997 transaction, the officer returned the 141,667 shares of USA Skate Corporation to the Registrant in exchange for 170,000 shares of common stock of the Registrant. The other 44,416 shares of common stock of the Registrant were issued to one holder to repay a debt owed by the Registrant for services performed and acknowledged. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act because the recipients of the 342,645 shares were accredited investors.

         On June 30, 1997, the Registrant issued 271,264 shares of common stock to an entity in exchange for assumption of certain trade payables of the Registrant totalling $450,000. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act because the recipient of these shares was an accredited investor.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CALIFORNIA PRO SPORTS, INC.





Dated:     August 19, 1997             By:  /s/Michael S. Casazza
                                          -------------------------------------
                                          Michael S. Casazza
                                          President/Chief Operating Officer



Dated:     August 19, 1997             By:  /s/Barry S. Hollander
                                          -------------------------------------
                                          Barry S. Hollander
                                          Chief Financial Officer