Form 10QSB
period 1997-09-30
CALIFORNIA PRO SPORTS INC
filed 1997-11-06
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1997

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

            1221-B South Batesville Road, Greer, South Carolina 29650
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (864) 848-5160
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,863,788 common shares, par value $.01 per share, outstanding at November 5, 1996.

Transitional Small Business Disclosure Format YES [ ]     NO [X]

                   Page 1 of __ total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES




PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
    Cash ....................................................        $  737,858
    Accounts receivable, less allowance
      for doubtful accounts .................................           701,252
    Escrow receivable (Note 4) ..............................           997,127
    Inventories (Note 6) ....................................           613,360
    Prepaid expenses and other ..............................           331,229
                                                                     ----------
Total current assets ........................................         3,380,826
                                                                     ----------
Property and equipment, net of
    accumulated depreciation ................................           195,150
Intangible and other assets, net
    of accumulated amortization (Note 2) ....................           965,582
                                                                     ----------
                                                                      1,160,732
                                                                     ----------
                                                                     $4,541,558
                                                                     ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Notes payable:
      Officers/shareholders (Note 3) ........................        $      100
      Convertible promissory notes, related parties .........         1,569,000
      Other .................................................           767,717
    Accounts payable and accrued expenses ...................           769,390
                                                                     ----------
Total current liabilities ...................................         3,106,207
                                                                     ----------
Deferred income taxes .......................................            60,149
                                                                     ----------
Minority interest ...........................................           315,744
                                                                     ----------
Commitments and contingencies

Shareholders' equity (Note 4):
    Preferred stock, $0.01 par value, authorized
      5,000,000 shares; no shares issued
    Common stock, $.01 par value; authorized
      10,000,000 shares; issued and
      outstanding 6,863,788 shares ..........................            68,638
    Warrants ................................................           394,200
    Capital in excess of par ................................         9,467,423
    Deficit .................................................        (8,880,863)
    Cumulative foreign currency
      translation adjustment ................................            10,060
                                                                     ----------
Total shareholders' equity ..................................         1,059,458
                                                                     ----------
                                                                     $4,541,558
                                                                     ==========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                           1997              1996
                                                        -----------       -----------
Net sales ..............................                $ 2,073,117       $ 6,230,078
                                                        -----------       -----------
Cost of sales:
  Substantially from a related party ...                                      683,391
  Other ................................                  1,459,838         3,506,398
                                                        -----------       -----------
                                                          1,459,838         4,189,789
                                                        -----------       -----------
Gross profit ...........................                    613,279         2,040,289
                                                        -----------       -----------
Operating expenses:
  Sales and marketing expense ..........                    366,138           684,091
  General and administrative expense ...                  1,172,878         1,057,253
  Depreciation and amortization ........                    174,542           320,340
  Consulting fees, related party .......                     60,000            60,000
                                                        -----------       -----------
                                                          1,773,558         2,121,684
                                                        -----------       -----------
Loss from operations ...................                 (1,160,279)          (81,395)
                                                        -----------       -----------
Other expenses (income):
  Interest expense:
    Related party ......................                    148,598            50,682
    Other ..............................                    177,635           384,905
  Foreign currency loss (gain) .........                    (25,437)            4,962
  Royalty income and other .............                    (22,262)          (67,966)
  Net unrealized holding loss ..........                                      394,872
  Loss on sale of USA assets ...........                    538,414
  Other ................................                    314,743
                                                        -----------       -----------
                                                          1,131,691           767,455
                                                        -----------       -----------
Loss before income taxes and
  minority interest ....................                 (2,291,970)         (848,850)
Income tax benefit .....................                    128,208           261,000
                                                        -----------       -----------
Loss before minority interest ..........                 (2,163,762)         (587,850)
Minority interest ......................                    (71,425)           43,334
                                                        -----------       -----------
Loss before extraordinary item .........                 (2,092,337)         (631,184)
Extraordinary item, debt forgiveness ...                    185,804
                                                        -----------       -----------
Net loss ...............................                $(1,906,533)      $  (631,184)
                                                        ===========       ===========

Loss per share before extraordinary item                $      (.35)      $      (.15)
Extraordinary item .....................                        .03
                                                        -----------       -----------
Loss per share .........................                $      (.32)      $      (.15)
                                                        ===========       ===========
Weighted average number
  of shares outstanding ................                  5,895,039         4,219,511
                                                        ===========       ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                           1997              1996
                                                        -----------       -----------
Net sales ..............................                $ 8,849,356       $13,987,601
                                                        -----------       -----------
Cost of sales:
    Substantially from a related party .                     42,516         3,112,007
    Other ..............................                  6,389,469         6,806,406
                                                        -----------       -----------
                                                          6,431,985         9,918,413
                                                        -----------       -----------
Gross profit ...........................                  2,417,371         4,069,188
                                                        -----------       -----------
Operating expenses:
    Sales and marketing expense ........                  1,203,309         1,674,394
    General and administrative expense .                  3,162,518         2,101,290
    Depreciation and amortization ......                    566,510           739,575
    Consulting fees, related party .....                    180,000           140,000
                                                        -----------       -----------
                                                          5,112,337         4,655,259
                                                        -----------       -----------
Loss from operations ...................                 (2,694,966)         (586,071)
                                                        -----------       -----------
Other expenses (income):
    Interest expense:
  Related party ........................                    297,337            87,284
      Other ............................                    708,502           824,398
    Foreign currency loss (gain) .......                    (59,791)           40,783
    Royalty income and other ...........                    (48,724)         (170,073)
    Net unrealized holding gain ........                                      (21,765)
    Gain from issuance of common stock by subsidiary                         (479,100)
    Gain on sale of investment in subsidiary (Note 8)       (87,593)         (111,366)
    Loss on sale of marketable securities                    62,392
    Loss on sale of USA assets (Note 4).                    538,414
    Other ..............................                    314,743
                                                        -----------       -----------
                                                          1,725,280           170,161
                                                        -----------       -----------
Loss before income taxes, minority interest
    and extraordinary expense ..........                 (4,420,246)         (756,232)
Income tax benefit .....................                    128,208           225,000
                                                        -----------       -----------
Loss before minority interest and
    extraordinary items ................                 (4,292,038)         (531,232)
Minority interest ......................                   (772,968)           35,978
                                                        -----------       -----------
Loss before extraordinary item .........                $(3,519,070)      $  (567,210)
Extraordinary item, debt forgiveness ...                    383,705
                                                        -----------       -----------
Net loss ...............................                $(3,135,365)      $  (567,210)
                                                        ===========       ===========

Loss per share before extraordinary item                $      (.66)      $      (.14)
Extraordinary item .....................                        .07
                                                        -----------       -----------
Loss per share .........................                $      (.59)      $      (.14)
                                                        ===========       ===========
Weighted average number
    of shares outstanding ..............                  5,293,473         4,029,779
                                                        ===========       ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                                             Cumulative
                                                                                                              foreign
                                               Common stock                      Capital                      currency
                                               ------------                     in excess                    translation
                                            Shares       Amount     Warrants      of par         Deficit     adjustment     Total
                                            ------       ------     --------    ----------       -------     ----------     -----
Balances, January 1, 1997 ............     4,699,511    $ 46,995    $ 394,200   $ 6,386,332    $(5,745,498)   $ (7,774)  $1,074,255

Issuance of 371,493 shares
   of common stock in exchange
   for 480,417 shares of the
   Company's subsidiary stock (Note 9)       371,493       3,715                    407,677                                 411,392

Issuance of 75,000 shares of
   common stock in satisfaction
   of 300,000 options to purchase
   common stock (Note 5) .............        75,000         750                     69,563                                  70,313

Issuance of 175,000 shares of
   common stock for consulting
   and financial services (Note 5) ...       175,000       1,750                    264,917                                 266,667

Issuance of 1,337,371 shares of
   common stock in satisfaction of
   $1,967,119 of liabilities (Note 5)      1,337,371      13,374                  1,953,745                               1,967,119

Issuance of stock options (Note 5) ...                                               42,500                                  42,500

Issuance of 175,413 shares of
   common stock for extending
   maturity date on certain
   notes (Note 3) ....................       175,413       1,754                    312,989                                 314,743

Issuance of 30,000 shares of
  common stock upon the
  exercise of options (Note 5) .......        30,000         300                     29,700                                  30,000

Net loss for the nine months
   ended September 30, 1997 ..........                                                          (3,135,365)              (3,135,365)

Foreign currency translation
   adjustment ........................                                                                          17,834       17,834
                                         -----------    --------    ---------   -----------    -----------    --------   ----------
                                           6,863,788    $ 68,638    $ 394,200   $ 9,467,423    $(8,880,863)   $ 10,060   $1,059,458
                                         ===========    ========    =========   ===========    ===========    ========   ==========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997           1996
                                                         -----------    -----------
Cash flows from operating activities:
    Net loss .........................................   $(3,135,365)   $  (567,210)
                                                         -----------    -----------
    Adjustments to reconcile net loss to net
     cash used in operating activities:
        Net unrealized holding gain ..................                      (21,765)
        Extraordinary gain ...........................      (383,705)
        Gain on sale of investment in subsidiary .....       (87,593)      (111,366)
        Loss on sale of marketable securities ........        62,392
        Loss on sale of USA Assets ...................       538,414
        Expense incurred upon issuance of common
          stock and options ..........................       724,223
        Gain on issuance of common stock by subsidiary                     (479,100)
        Foreign currency (gain) loss .................       (59,791)        40,783
        Depreciation and amortization ................       566,510        739,575
        Provision for bad debt .......................        50,836        100,397
        Minority interest ............................      (772,968)        35,978
        Decrease (increase) in assets:
          Accounts receivable ........................       (55,727)    (3,384,720)
          Escrow receivable ..........................      (997,127)
          Income taxes receivable ....................       221,624
          Due from related parties ...................                      479,976
          Inventories ................................     1,193,218      1,875,561
          Prepaid expenses and other .................       133,024       (564,992)
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ......       (31,472)       447,062
          Payable to officers/shareholders and
            other related parties ....................                     (171,928)
                                                         -----------    -----------
    Total adjustments ................................     1,101,858     (1,014,539)
                                                         -----------    -----------
Net cash used in operating activities ................    (2,033,507)    (1,581,749)
                                                         -----------    -----------

Cash flows from investing activities:
    Payment from sale of USA Skate Co., Inc. .........    14,500,000
    Payment for purchase of USA Skate Co., Inc.,
      net of cash acquired ...........................                   (3,551,760)
    Payments for intangible assets ...................                   (1,507,773)
    Capital expenditures .............................       (66,548)      (317,886)
    Proceeds from sale of marketable securities ......       166,260
                                                         -----------    -----------
Net cash provided by (used in) investing activities ..    14,599,712     (5,377,419)
                                                         -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable and long term debt ...     1,812,347     11,534,625
    Repayment of notes payable, license fees
      payable and long term debt .....................   (13,699,792)    (4,496,302)
    Net proceeds from issuance of common stock
      by subsidiary ..................................                      961,600
                                                         -----------    -----------
Net cash provided by (used in) financing activities ..   (11,887,445)     7,999,923
                                                         -----------    -----------
Net increase in cash .................................       678,760      1,040,755
Cash beginning .......................................        59,098          8,210
                                                         -----------    -----------
Cash ending ..........................................   $   737,858    $ 1,048,965
                                                         ===========    ===========

                                                                     (Continued)
                                        7

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997           1996
                                                         -----------    -----------
Supplemental disclosure of cash flow information:
      Cash paid for interest .........................   $   768,932    $   820,161
                                                         ===========    ===========

      Cash paid for income taxes .....................   $         0    $    57,847
                                                         ===========    ===========

Supplemental disclosure of noncash
   investing and financing activities:

      Issuance of 371,493 shares of common
        stock in exchange for 480,417 shares
        of Company's subsidiary stock ................   $   411,392
                                                         ===========

      Issuance of 1,337,371 shares in 1997
        and 36,000 shares in 1996 of common
        stock in satisfaction of amounts due .........   $ 1,967,119    $   108,000
                                                         ===========    ===========

      Issuance of 400,000 shares of common
        stock in exchange for consulting and
        non-compete agreements .......................                  $   900,000
                                                                        ===========

      Minimum royalties payable in exchange
        for a license agreement ......................                  $ 2,213,235
                                                                        ===========

      Purchase (disposition) of USA Skate Co., Inc.,
        net of cash acquired:
          Fair value (cost) of assets acquired
          (disposed of) ..............................  $(16,937,947)   $11,334,200
          Intangibles ................................                    2,777,774
          Liabilities (assumed) disposed of ..........     1,899,533     (9,210,214)
          Fair value of assets exchanged .............                  $(1,350,000)
          Loss on disposition ........................       538,414
                                                        ------------    -----------

    Total cash paid (received), net of cash acquired .  $(14,500,000)   $ 3,551,760
                                                        ============    ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

1.  The interim financial statements:

    The interim financial statements have been prepared by California Pro Sports, Inc. ("CPS" or the "Company") and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1996 Annual Report on Form 10-KSB, and the Form 8-K filed September 29, 1997, which reported the sale of substantially all of the assets of the Company's majority owned subsidiary USA Skate Corporation ("USA"), the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. Certain amounts reported in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.  Organization:

    The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP") and for the three and nine months ended September 30, 1997, USA Skate Corporation. USA was formed in 1995 to acquire USA Skate Co., Inc. (Note 3). Intercompany transactions have been eliminated in consolidation. At September 30, 1997, the Company owns 100% of the outstanding CP capital stock and 62% of the outstanding USA capital stock. Minority interest represents USA's minority shareholders' 38% share of the equity and net loss of USA.

    CP sells in-line skates and accessories under the brand names California Pro(TM) and Rolling Thunder(TM) to retail sporting goods stores principally in North America. A portion of in-line skates are manufactured by PlayMaker Co., Ltd. ("PlayMaker"), a minority shareholder of the Company. In August 1994, CP began selling snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America, and distributors in Europe and Japan.

3.  Acquisition:

    On May 15, 1996, the Company, through USA, completed the acquisition of all of the outstanding capital stock of USA Skate Co., Inc., a New York corporation ("USA Skate"). USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was effective as of April 30, 1996 and was accounted for as a purchase. Consideration for the purchase was $10.5 million and consisted of $3,650,000 (including approximately $98,000 of cash acquired), of cash, a $1,050,000 8% installment note payable due through November 1998, 250,000 shares of USA common stock valued at $300,000 and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of common stock of USA for $1,061,000, the issuance of $1,080,000 of 9% notes payable to certain officers/ shareholders in July 1997, and the issuance of $2,518,000 of 9% convertible promissory notes originally due January 1997. In January 1997 the Company extended the convertible notes to July 1997 with interest adjusted to 12% during the extension period. In July 1997, the Company negotiated with the convertible noteholders to issue California Pro stock as additional consideration for

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

3.  Acquisition (continued):

    the noteholders to further extend their notes. The Company will issue stock at the ten day average market price to equal 10% of each noteholder's principal balance as of July 1, 1997 to extend the note until September 15, 1997. Beginning on September 15th and every thirty days thereafter, an additional 5% of the outstanding principal (up to a maximum of 25%) will be issued to extend the notes for an additional thirty days based on the ten day average closing price as of each extension date.

    The  debt  assumption  was  financed  in part by a bank  loan to USA  Skate.
    Additionally, the former controlling shareholder of USA Skate signed consulting and non-compete agreements in consideration for the issuance of 400,000 shares of CPS common stock valued at $900,000. USA also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former shareholder in exchange for minimum royalty payments of $3 million due on or before December 2001, recorded with a present value of $2,213,235. The license agreement was modified in March 1997 to provide for guaranteed minimum royalty payments as follows: $300,000 payable in installments in 1997; $450,000 installments in June and December 1998; and $300,000 semi-annual installments beginning in June 1999. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.5 million, including guarantee fees to two officers/shareholders of $600,000 related to the officers'/shareholders' providing personal guarantees of a substantial portion of the debt assumed and issued in the transaction.

    The cost of raising the capital necessary to complete the acquisition was approximately $242,000.

4.  Disposition of assets:

    On September 12, 1997, the Company, through its majority-owned subsidiary, USA, completed the sale of substantially all of the assets of USA's direct and indirect operating subsidiaries, USA Skate and Davtec to Rawlings Sporting Goods Company, Inc. and Rawlings Canada. Consideration to USA consisted of $14.5 million cash, inclusive of $1 million retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities related to the assets purchased.

5.  Shareholders' equity:

    During the nine months ended September 30, 1997, the Company issued 507,926 shares of its common stock at prices from $1.00 to $2.00 per share (the market value of the stock at the effective dates of issuance) to a third party in consideration of its assumption of $719,479 of amounts due. Additionally, the Company issued 172,645 shares of its common stock at $1.00 per share (the market value of the stock at the effective date of issuance) in satisfaction of $172,645 of an amount payable and issued 390,133 shares of common stock to two officers/directors at $1.00 to $2.00 per share (the market value of the stock at the dates the Board of Directors authorized the issuance) in satisfaction of $664,995 of accrued expenses and a $10,000 note payable.

    Effective April 1, 1997, the Company entered into an agreement with a third party to provide financial consulting services. The agreement provides for payment of compensation for up to 300,000 shares of the Company's stock based on certain criteria and performance and, through September 30, 1997, the Company has issued 175,000 shares at from $1.00 to $2.00 per share (the market value of the stock on the effective date of the issuance). The Company has recorded $266,667 of expenses for these services.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

5.  Shareholders' equity (continued):

    The Company previously had issued 300,000 warrants to purchase common stock of the Company. In exchange for those warrants, the Company issued 75,000 shares of its common stock at $.9375 per share (the market value of the stock at the date the Board of Directors authorized the issuance). Of the shares issued, 68,100 were issued to a third party and 6,900 were issued to an officer/director who had previously purchased 27,500 of the warrants from the third party.

    During the quarter ended June 30, 1997, the Company agreed to issue 15,000 options at $1.00 at each of its three outside Board members. Additionally, two individuals received 50,000 and 100,000 options, respectively, for services provided to the Company. During the quarter ended September 30, 1997 one of the individuals exercised 30,000 options. The exercise price for all of these options was below the fair market value of the stock the day of the grants and, accordingly, the Company has recognized $42,500 of expenses.

    During the quarter ended June 30, 1997, the Company granted options under the 1994 Stock Option Plan to purchase 100,000 shares of common stock, at an exercise price of $1.00 per share (the market value on the date of the grant).

6.  Marketable securities:

    In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115. At December 31, 1996, the market value of these securities was 228,652. During the quarter ended March 31, 1997, the Company sold the securities for $166,260 and reduced its bank indebtedness with the proceeds. The Company recorded a loss of $62,392 on the transaction.

7.  Inventories:

    Inventories at September 30, 1997 were $613,360, all of which were finished goods.

8.  Export sales:

    Sales by geographic region were as follows:

                           Three months ended          Nine months ended
                             September 30,               September 30,
                             -------------               -------------
                           1997          1996          1997         1996
                           ----          ----          ----         ----
    Canada .........   $   903,421   $ 1,881,500   $ 3,185,923   $ 3,124,363
    Japan ..........        22,091        93,257       101,595       428,884
    Europe and other       207,314       758,743     1,395,330     1,970,902
                       -----------   -----------   -----------   -----------

      Total exports      1,132,826     2,733,500     4,682,848     5,524,149
    US sales .......       940,291     3,496,578     4,166,508     8,463,452
                       -----------   -----------   -----------   -----------

    Total sales ....   $ 2,073,117   $ 6,230,078   $ 8,849,356   $13,987,601
                       ===========   ===========   ===========   ===========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

9.  Investment in subsidiary:

    In March 1997, the Company satisfied $106,500 of payables by exchanging 88,750 shares of USA common stock from the Company's 1,783,333 USA shares. The recorded costs of the USA shares transferred was $61,238 and the fair value of these shares at the date of exchange was $106,500 ($1.20 per share) resulting in a gain of $45,262 on this transaction.

    In March 1997, the Company entered into an agreement with a third party for that party to purchase 83,000 shares of USA common stock that the Company owned. The recorded cost of the shares sold was $57,270 and the fair value of these shares was $99,600 ($1.20 per share) resulting in a gain of $42,550.

    In June 1997, the Company issued 170,000 shares of its common stock to an officer/director for 141,667 shares of USA common stock. Additionally, the Company issued 133,333 shares of its common stock to acquire 250,000 shares of USA stock that otherwise the Company would have been obligated to redeem. The Company accounted for these transactions under the purchase method of accounting, based upon the market value of the common stock issued by the Company. The Company's ownership of USA was increased from 51% to 62.5% due to these transactions.

    In September 1997, the Company issued 68,160 shares of its common stock to a third party for 88,750 shares of USA common stock.

10. Subsequent event:

    On October 20, 1997, the Company signed a letter of intent to acquire, in a stock exchange, all of the outstanding stock of ImaginOn, Inc. Exact terms of the proposed merger are currently being negotiated, however, it is anticipated that on a fully diluted basis, ImaginOn will receive at least 67% of the Company's outstanding common stock following completion of the transaction. The companies expect to negotiate and sign a definitive agreement within the next 60 days with closing scheduled for completion by January 31, 1998. The letter of intent between the parties is subject to certain conditions including completion of a satisfactory due diligence investigation by both parties, the negotiation of a mutually acceptable definitive agreement and required approval by the boards of directors and stockholders of both companies. ImaginOn, Inc., based in San Carlos, California, is a development stage company engaged in the business of designing, manufacturing and selling consumer software products for the rapidly growing "edutainment" CD/DVD ROM market as well as an internet
    utility  and  an  authoring   tool.   ImaginOn's   proprietary   technology,
    Transformational Database Processing and Playback ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia and mixed-format databases distributed across local disk storage and networks.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company imports, manufactures and distributes products in three participant sports categories. In-line skates and related accessory products have been marketed under the brand names California Pro(R) and Rolling Thunder(TM) and since August 1994, snowboards and snowboard accessory products are marketed under the Kemper(R) brand; and from May 1996 to September 12, 1997, ice and street/roller hockey skates, sticks, related gear and accessories, as well as figure skates were marketed under the Victoriaville(TM), Vic(R) and McMartin(R) brands. The Company purchases most of its in-line skate and snowboard products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products are purchased from domestic suppliers. Approximately 70% of all hockey sticks sold were manufactured by Davtec and skates and related gear were purchased from foreign suppliers.

     The Company sells its skate products principally to major retail sporting goods chains in North America and to U.S. military exchanges world-wide, through independent sales representative groups, under an exclusive royalty-free perpetual license. Snowboard products are sold to regional sporting goods chains and specialty shops through independent sales agencies in the U.S. and Canada and directly by the Company to foreign distributors. Hockey products are sold through a network of independent sales representative groups to major retail sporting goods chains as well as smaller, specialized independent sporting goods shops. Internationally, hockey products are sold to and distributed through independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, France, Finland and Brazil.

     On September 30, 1997, the Company had purchase orders for future delivery of products of approximately $114,000, compared with approximately $1.5 million at September 30, 1996. The decrease in the Company's backlog of orders is mostly attributable to the sale of the Company's hockey business and reduction of orders for the Company's in-line skate and snowboard products. The cause of such reduction is due to the Company having lost market share as a result of competitive pressures and new product development within these categories. Additionally, new competitors, some with greater financial and other resources, have entered the marketplace. New in-line soft boot technology and step-in bindings for snowboards have been introduced by other competitors of the Company. The decrease in product orders for future delivery is also a result of USA Skate ("the hockey business") selling substantially all of its assets. Although purchase orders are subject to cancellation in the normal course of business, the Company expects to fill most of the current orders by the end of 1997.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales by operating subsidiary for the period indicated.

                                 Three Months Ended            Nine Months Ended
                                    September 30,                September 30,
                                1997            1996          1997          1996
                                ----            ----          ----          ----
                              $     %       $      %       $       %        $      %
                             ---   ---     ---    ---     ---     ---      ---    ---
                               (Dollars in thousands)        (Dollars in thousands)

In-line skates, snowboards
  and related accessories  $  116    6%   $1,491   24%   $1,072    12%   $5,878    42%
Ice and street/roller
  hockey (1)                1,957   94%    4,739   76%    7,777    88%    8,110    58%
                           ------  ----    -----   ---   ------    ---    -----    ---

                           $2,073  100%   $6,230  100%   $8,849   100%  $13,988   100%
                           ======  ====   ======  ====   ======   ====  =======   ====

____________
    (1) Sale of hockey products began May 1, 1996 and ended September 12, 1997 due to the sale of the Company's hockey product business.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

     NET SALES. Sales for the three months ended September 30, 1997 decreased to $2,073,117 from $6,230,078 for the three months ended September 30, 1996, or by $4,136,961. Sales by USA Skate during the three months ended September 30, 1997 decreased to $1,957,000 from $4,739,000 for the three months ended September 30, 1996. The decrease was caused by the 1996 period included sales for the entire three month period while the 1997 period included sales activity only through August 31, 1997 as the Company was finalizing the sale of the assets of the hockey business effective September 12, 1997. Sales of the Company's in-line skate and snowboard products decreased from $1,491,000 to $116,000. The main reasons for this decline was due to competitors entering the in-line skate market with new product features that took away market share from the Company. Sales for the nine months ended September 30, 1997 decreased to $8,849,000 from $13,988,000 for the nine months ended September 30, 1996. Sales of the Company's hockey products decreased to $7,777,000 from $8,110,000 in the 1997 period compared to 1996. CP sales decreased to $1,072,000 for the nine months ended September 30, 1997 from $5,878,000 for the comparable 1996 period. The reduction in the CP sales was a result of the Company losing market share as new competitors have entered the market as well as poor retail sell through of retailers' existing inventory. This has caused some of the Company's competitors to offer product significantly below their normal selling prices.

    GROSS PROFIT. For the three months ended September 30, 1997, gross profit decreased to $613,279 from $2,040,289 for the three months ended September 30, 1996 or by $1,427,010. The dollar decrease is mostly attributable to the lower revenues. Gross profit as a percent of sales decreased from 32.7% for the three months ended September 30, 1996 to 29.6% for the three months ended September 30, 1997. Gross profit for the nine months ended September 30, 1997 decreased to $2,417,371 from $4,069,188 for the nine months ended September 30, 1996 or by $1,651,817. Most of this decrease is attributable to lower revenues of all of the Company's products in the 1997 period compared to the 1996 period. Additionally, gross profit as a percent of sales decreased to 27.3% for the nine months ended September 30, 1997 from 29.1% for the nine months ended September 30, 1996.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $366,138 for the quarter ended September 30, 1996 from $684,091 for the quarter ended September 30, 1996. The sales and marketing expense related to the revenues of the Company's hockey business decreased to $308,720 for the quarter ended September 30, 1997 from $345,421 for the quarter ended September 30, 1996. Sales and marketing expenses for CP were reduced to $57,419 for the quarter ended September 30, 1997 from $338,670 for the quarter ended September 30, 1996. The CP decrease was mostly attributable to lower commissions of $39,225 due to the lower revenues of CP products in the 1997 quarter compared to the 1996 quarter. Additionally, CP reduced its overall advertising $154,656 an other marketing expenses (trade shows, catalogs and graphic design) by $109,214. Sales and marketing expenses of the Company's hockey business for the nine months ended September 30, 1997 increased to $989,842 from $665,249 for the nine months ended September 30, 1996. This increase of $324,593 was as a result of including sales and marketing expenses for all of 1997 through September 12, 1997 (the date the assets were sold) compared to May 1, 1996 (the date the hockey business was acquired) through September 30, 1996 for the nine months ended September 30, 1996. The increase of $324,593 was offset by a decrease in the sales and marketing expenses of CP to $213,468 from $1,009,145 for the nine months ended September 30, 1997 and 1996 respectively, or by $795,677. The decrease of $795,677 related to CP's reduced commission expense of $211,473 in 1997 compared to 1996 due to the lower revenues of CP. Additionally, CP reduced its overall advertising programs by $457,582 and other marketing expenses (trade shows, catalogs and graphic design) decreased by $126,622.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,172,878 for the three month period in 1997 from $1,057,253 for the three month period in 1996. The general and administrative expenses of the Company's hockey business increased to $605,298 for the three months ended September 30, 1997 from $549,863 for the three months ended September 30, 1996. Additionally, the general and administrative expenses of CP increased to $567,580 for the three months ended September 30, 1997 from $507,350, or by $60,190.

    General and administrative expenses for the nine months ended September 30, 1997 were $3,162,518 compared to $2,101,290 for the nine months ended September 30, 1996. The general and administrative expenses of the Company's hockey business increased to $1,774,302 for the nine months ended September 30, 1997 from $723,544 for the nine months ended September 30, 1996. The reason for the increase was the inclusion through September 12, 1997 of the general and administrative expenses in the 1997 period, compared to only May 1, 1996 through September 30, 1996 for the nine month period ended September 30, 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased to $174,542 for the three months ended September 30, 1997 from $320,340 for the three months ended September 30, 1996. The depreciation and amortization expense for the Company's ice hockey business was $226,987 for the three months ended September 30, 1996 compared to $113,862 for the three months ended September 30, 1997 or a reduction of $113,125. For the nine months ended September 30, 1997, overall depreciation and amortization expense decreased to $566,510 from $739,575 for the nine months ended September 30, 1996. This decrease for the 1997 period reflects the decrease in the carrying value of certain intangible assets related to the Company's in-line skate and snowboard businesses, thereby reducing amortization as well as other intangible assets becoming fully amortized at the end of the first quarter of 1996 which in effect reduces the 1997 expense. Also, in the nine month period for 1997, depreciation and amortization expense related to the Company's hockey business was $395,409 compared to $405,566 for the nine months ended September 30, 1996.

    CONSULTING FEES. Consulting fees remained the same at $60,000 for the three months ended September 30, 1997 and 1996. For the nine months ended September 30, 1997, consulting fees increased to $180,000 from $140,000 for the nine months ended September 30, 1996. The increase is attributable to including USA fees for the full nine months in 1997 period compared to five months (acquired in May 1996) for the 1996 period.

    INCOME (LOSS) FROM OPERATIONS. For the three months ended September 30, 1997, the loss from operations was $1,160,279 compared to a loss of $81,395 for the three months ended September 30, 1996. The primary reason for the increase in the loss from operations is the reduced gross profit of $1,420,010 related to the lower sales the Company experienced in the 1997 period compared to the 1996 period. The reduced gross profit was partially offset by lower operating expenses of $348,126 in the 1997 period compared to the 1996 period as explained in the above captioned expenses. For the nine months ended September 30, 1997, the loss from operations was $2,694,966 compared to a loss of $586,071 for the nine months ended September 30, 1996. The primary reasons for the increase in the loss from operations are the reduced gross profit of $1,651,817 in the 1997 period compared to the 1996 period as a result of lower sales in 1997 than in 1996. Additionally, increased operating expenses of $457,078 as described in the above-captioned explanation of expenses contributed to the increase in the operating loss.

    OTHER INCOME/EXPENSES. For the three months ended September 30, 1997, other expenses were $1,1331,691 compared to $767,455 for the three months ended September 30, 1996. The 1997 other expenses include total interest of $326,233, foreign currency gains and royalty income of $47,699, note extension fees of $314,743 and loss on the sale of substantially all the assets of the Company's hockey business of $538,414. The 1996 three month period ending September 30, 1996 included interest of $435,587, a net unrealized holding loss of $394,872, and royalty and other income of $67,966. For the nine months ended September 30, 1997, total other expenses were $1,725,280 compared to $170,161 for the nine months ended September 30, 1996. The 1996 amount included gains from issuances of common stock by a subsidiary of $479,100 and from sales of an investment in a subsidiary of $111,366. Additionally, the 1997 period includes the loss on the sale of USA assets of $538,414 as well as the note extension fee of $314,743.

    INCOME TAX BENEFIT/EXPENSE. The Company had an income tax benefit for the three and nine months ended September 30, 1997 of $128,208 compared to an income tax benefit of $261,000 and $225,000 for the three and nine months periods ended September 30, 1997 and 1996, respectively.

    NET LOSS. The Company had a net loss for the three month period ended September 30, 1997 of $1,906,533 compared to a net loss of $631,184 for the three months ended September 30, 1996. The net loss for the nine months ended September 30, 1997 was $3,133,365 compared to a net loss of $567,210 for the nine months ended September 30, 1996. The primary reasons for the increases in the net loss in the 1997 periods compared to 1996 were the increased operating losses as described above, other income of $590,466 in 1996 and the loss on the sale of the Company's hockey business assets and note extension fees of $538,414 and $314,743, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On September 12, 1997, the Company sold substantially all of the asset of its hockey business for $14,500,000 inclusive of $1,000,000 retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities of approximately $1,600,000 related to the asset purchased. The proceeds were utilizied as follows:

     Secured revolving lines of credit           $ 7,984,000
     Convertible noteholders                         949,000
     Secured debt                                    519,000
     Other notes                                     100,000
     Shareholder notes                               505,000
     Payment to previous
       USA Skate owners                            2,678,000
     Interest payments                                85,000
     Cash to escrow account                        1,000,000
     Cash in bank                                    680,000
                                                 -----------
                                                 $14,500,000
                                                 ===========

    At September 30, 1997, the Company had a working capital deficit of approximately $_,125,381 compared to a working capital deficit of approximately $5,264,000 at December 31, 1996. The change in working capital is primarily related to reducing the amounts payable from proceeds received from the sale of the Company's hockey business as well as converting debt to equity and negotiating settlements less than the recorded liability. In conjunction with this transaction, the Company acquired 141,667 shares of USA stock from an officer/director in exchange for 170,000 shares of the Company's stock, and acquired 250,000 shares of USA stock that otherwise the Company would have been obligated to redeem. Management's plans to resolve the Company's immediate financial difficulties and improve its liquidity position are described below:

     On October 20, 1997, the Company signed a letter of intent to acquire, in a stock exchange, all of the outstanding stock of ImaginOn, Inc. Exact terms of the proposed merger are currently being negotiated, however, it is anticipated that on a fully diluted basis, ImaginOn will receive at least 67% of the Company's outstanding common stock following completion of the transaction. The companies expect to negotiate and sign a definitive agreement within the next 60 days with closing scheduled for completion by January 31, 1998. The letter of intent between the parties is subject to certain conditions including completion of a satisfactory due diligence investigation by both parties, the negotiation of a mutually acceptable definitive agreement and required approval by the boards of directors and stockholders of both companies. ImaginOn, Inc., based in San Carlos, California, is a development stage company engaged in the business of designing, manufacturing and selling consumer software products for the rapidly growing "edutainment" CD/DVD ROM market as well as an internet utility and an authoring tool. ImaginOn's proprietary technology, Transformational Database Processing and Playback ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia and mixed-format databases distributed across local disk storage and networks.

    In addition, the Company announced that the exercise price of its publicly traded common stock purchase warrants has been reduced from $6.00 to $2.50 per share and the expiration date has been extended from January 18, 1998 to June 30, 1998.

     Management is currently exploring the possibility of various other options, including the sale of its license and trademark rights to the CP and Kemper brands. Management believes that the successful implementation of one or more of these options will provide the Company with the liquidity necessary to continue as a going concern.

    In May 1996, the Company, through USA, completed the acquisition of the outstanding capital stock of USA Skate. Consideration for the purchase was
$10,500,000 which consisted of $3,650,000 of cash (including approximately $98,000 of cash acquired), a $1,050,000 8% installment note payable, 250,000 shares of USA common stock valued at $300,000, and assumption of approximately $5,500,000 of debt. The cash portion of the purchase price was paid with funds raised by USA, including the private placement of 884,667 shares of USA common stock for $961,600, the issuance of $1,080,000 of 9% notes payable to certain officers/shareholders, and the issuance of $2,515,000 of 9% convertible promissory notes due January 1997 (which have been extended to July 1, 1997 with interest adjusted to 12% during the extension period, and are convertible into Skate Corp. common stock under certain conditions). The debt assumption was financed in part by a bank loan to USA Skate. Additionally, the former controlling shareholder of USA Skate signed consulting and noncompete agreements in consideration for the issuance of 400,000 shares of the Company's common stock valued at $900,000, and USA also entered into a worldwide exclusive license agreement for use of certain trademarks owned by the former shareholder of USA Skate in exchange for minimum royalty payments due on or before December 2001, with an imputed (9.5%) present value of $2,213,235.

SEASONALITY

    The Company's in-line skate sales are strongest in the second and third quarters of each calendar year. Snowboard product sales are strongest during the third and fourth quarters of each calendar year. However, industry trade shows and other sales, marketing and administrative costs typically precede the strong selling seasons.

FOREIGN EXCHANGE

    The Company's non-manufactured products are principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchases its in-line skate products in U.S. dollars. The Company purchases its snowboards in Deutsche Marks. The Company sells its snowboard products both domestically and internationally. As a result, extreme exchange rate fluctuations could have a significant effect on its sales, costs of goods sold and the Company's gross margins. Further, if exchange rates fluctuate dramatically, it may become uneconomical for the relationship between the Company and its suppliers to continue. The Company does not engage in hedging transactions.

EFFECT OF INFLATION

    Management believes that inflation has not had a significant impact on its business.

                                     PART II

                                OTHER INFORMATION


ITEM 2.     Changes in Securities.

            (a)   N/A.

            (b)   N/A.

            (c) During the three-month period covered by this report, the Registrant issued the following securities:

            On August 1, 1997, the Registrant issued 138,923 shares of its common stock in exchange for the extension of the maturity date to September 15, 1997 on notes of USA (the Registrant's majority owned subsidiary). The amount owed was based upon 10% of the outstanding principal and payment was made based on $1.8125 per share of common stock, representing the average closing bid price for the 10 days immediately preceding the date of issuance. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

            In August 1997, 30,000 warrants were exercised, purchasing 30,000 shares of common stock.

            On September 11, 1997, the Registrant issued 258,857 shares of its common stock as payment for fees and forgiveness of debt to two officers/shareholders of the Company. Payment was made based on $1.75 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

            On September 12, 1997, the Registrant issued 68,160 shares of its common stock to a third party, valued at $1.5625 per share representing the closing price on the date the agreement was reached. These shares were issued in exchange for 88,750 shares of common stock of USA. The Registrant transferred the 88,750 shares of USA owned by the Registrant in payment of rent and other related expenses based on a valuation of $1.20 per USA common share. The individual returned the 88,750 shares of USA in exchange for 68,160 shares of common stock of the Registrant.

            On September 15, 1997, the Registrant issued 36,490 shares of its common stock in exchange for the extensions of the maturity date to October 15, 1997 on notes of USA. The amount owed was based upon 5% of the outstanding principal balance, and payment was based on $1.725 per share.

            On September 30, 1997, the Registrant issued 114,979 shares of common stock to an entity in exchange for assumption of certain trade payables of the Registrant totalling $214,463. The Registrant relied on the exemptions from registration provided by Section 4(2) and/or 4(6) of the Securities Act because the recipient of these shares was an accredited investor.

            On September 30, 1997, the Registrant issued 100,000 shares of common stock to a consultant for services rendered during the three month period ended September 30, 1997. Payment was made based on $1.92 per share, representing the average close price of the common stock at the end of each calendar month during the quarter ended September 30, 1997. The Registrant relied on the exemption from registration provided by Section 4(b) of the Securities Act related to the issuance of these shares.

            On September 30, 1997, the Registrant issued 90,500 shares of its common stock to an officer/shareholder in exchange for assumption of certain note payables of the Registrant assumed by the officer/shareholder. The Registrant relied on the exemption from registration provided by Section 4(b) of the Securities Act related to the issuance of these shares.


ITEM 4.     Submission of matters to a vote of security holders.

                     None.

ITEM 5.     Other information.

                     None.


ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)      Exhibits

                     None.

            (b)      Reports on Form 8-K

                     1. Form 8-K, reporting an event of September 12, 1997, filed with the Securities and Exchange Commission on September 29, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         CALIFORNIA PRO SPORTS, INC.



Dated:      November 5, 1997                By /S/ HENRY FONG
                                               ----------------------------
                                               Henry Fong, Chairman



Dated:      November 5, 1997                By /S/ BARRY S. HOLLANDER
                                               ----------------------------
                                               Barry S. Hollander
                                               Chief Financial Officer