Form 10KSB
period 1997-12-31
CALIFORNIA PRO SPORTS INC
filed 1998-04-15
CIK 899444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         Commission file number 0-25114

                           California Pro Sports, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                              84-1217733
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          1221-B South Batesville Road
                           Greer, South Carolina         29650
               --------------------------------------------------
               (Address of principal executive office) (zip code)

                    Issuer's telephone number (864) 848-5160

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

                        Warrants to Purchase Common Stock
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes /x/ No / / (2) Yes /x/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year. $9,087,767

     As of February 28, 1998, 6,942,021 shares of Common Stock were outstanding and aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of California Pro Sports, Inc. held by nonaffiliates was approximately $7,999,217.

     Documents Incorporated by Reference - None

     Transitional Small Business disclosure format (check one): Yes / / No /x/

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES

                                   FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTENT," "COULD," "ESTIMATE," "MIGHT," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY
RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS
           -----------------------

(a)        BUSINESS DEVELOPMENT.

     California Pro Sports, Inc., (hereinafter referred to as the "Company" or "Registrant"), is a Delaware corporation organized on January 4, 1993 to acquire the California Pro(TM) in-line skate business from California Pro USA Corp., subsequently renamed SCYL, Inc. ("SCYL") and later dissolved. Playmaker Co., LTD ("Playmaker"), the Taiwanese in-line skate manufacturer and majority owner of the seller, granted the Company an exclusive, perpetual, non-royalty bearing license to the California Pro(TM) names and trademarks and entered into a five-year manufacturing agreement to supply substantially all of the Company's in-line skate products. This acquisition was a taxable transaction and was accounted for as a purchase. Due to the significant continuing ownership participation of Playmaker in the Company, the assets acquired were recorded at historical cost. Cash paid and notes given by the Company for the agreements not to compete, management buy-out and consulting fees, and the guaranty fees, were recorded as intangible assets.

     In another acquisition completed on August 1, 1994, the Company purchased certain assets, including an exclusive, perpetual world-wide license to the Kemper(R) name and trademark, subject to a royalty. The Company acquired its license directly from the registered owner of the Kemper(R) name and trademark, Front 500 Corporation ("Front 500").

     In 1995, the Company formed USA Skate Corporation, a Delaware corporation, ("Skate Corp."). Skate Corp. is a majority owned (approximately 62%) subsidiary of the Company and its financial statements are consolidated with those of the Company in this report. Effective as of April 30, 1996, Skate Corp. acquired 100% of USA Skate Co., Inc. ("USA Skate"), a New York corporation, in a stock purchase transaction. USA Skate owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec, Inc. ("Davtec"), a Canadian corporation. The acquisition was accounted for as a purchase. Consideration for the purchase was $10.5 million, consisting of $3.65 million of cash (including approximately $98,000 of cash acquired), a $1.05 million 8% installment note payable due through November 1998, 250,000 shares of Skate Corp. common stock valued at $300,000, and assumption of approximately $5.5 million of debt.

     The cash portion of the purchase price for USA Skate was paid with funds raised by Skate Corp., including the private placement of 884,667 shares of common stock of Skate Corp. for approximately $1.06 million; the issuance of approximately $1.08 million of 9% promissory notes payable to certain officers/stockholders due June 30, 1997; and the issuance of approximately $2.5 million of 9% promissory notes due January 1997 (the "Skate Notes"). As permitted under the terms of the Skate Notes, the due date of the Skate Notes has been extended to May 5, 1998 and bear interest at 12% during the extension period and are convertible under certain circumstances.

     The debt assumption portion of this acquisition was financed in part by a bank loan to USA Skate by LaSalle National Bank, the proceeds of which were used to repay the outstanding indebtedness under the credit facility in place for USA Skate prior to completion of the acquisition. The LaSalle loan agreement allowed for advances up to 75% of qualifying accounts receivable, 50% of qualifying inventories and 50% of outstanding letters of credit, with a maximum limit of $5 million. Loans under the agreement bear interest at 1% above the bank's prime rate and are due on demand. The loan agreement required payment of initial financing fees of $100,000 and fees of $50,000 annually and contained certain financial covenants and restrictions regarding payment of dividends, officers' compensation and consulting fees, as well as restrictions on USA Skate's loans and investments. The loan was collateralized by substantially all of USA Skate's assets and was guaranteed by Skate Corp. and certain of its affiliates and stockholders. At December 31, 1996, Skate Corp. was in technical default under this lending arrangement primarily due to the Company's wholly-owned subsidiary being in default under its loan with LaSalle. At year-end 1996, California Pro, Inc. was undercollateralized by approximately $800,000 and was not in compliance with certain of its financial covenants. As a result, LaSalle could have accelerated both loans and required immediate full repayment. However, based on an oral arrangement with the Company, LaSalle did not accelerate either loan nor did it require full repayment.

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

     At the time of the USA Skate acquisition, the Company, Skate Corp. and USA Skate also entered into certain other agreements with the former controlling shareholder of USA Skate. USA Skate entered into a one-year employment agreement with the former controlling shareholder of USA Skate, which provided for annual compensation of $90,000. The former controlling shareholder of USA Skate entered into a five-year consulting agreement with the Company, Skate Corp. and USA Skate and a ten-year noncompete agreement in consideration for receipt of 400,000 shares of the Company's common stock valued at $900,000. USA Skate also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate in exchange for minimum royalty payments of $3 million due on or before December 2001. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.53 million, including guarantee fees to two officers/stockholders of $600,000 related to the officers'/stockholders' providing personal guarantees of certain of the debt assumed and issued in the transaction.

     In 1996 and 1997, due to continuing operating losses, management decided to restructure and de-leverage the Company. Accordingly, in September 1997, the Company completed the sale of substantially all of the assets of Skate Corp.'s direct and indirect operating subsidiaries, USA Skate and Davtec, to Rawlings Sporting Goods Company, Inc. and Rawlings Canada, Inc. (collectively "Rawlings"). Consideration to Skate Corp. consisted of $14.5 million cash, inclusive of $1.0 million retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities related to the assets purchased.

     An additional component of the restructuring plan included management's decision to cease operating its California Pro and Kemper licenses, eliminate most of the operating and overhead expenses associated with its sporting goods business and begin to concentrate on sub- licensing its trademark rights. Accordingly, in the second quarter of 1997, the Company began liquidating any remaining inventories and commenced a search for sub-licensees and a merger candidate.

     As a result of its search, on October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc. ("ImaginOn") of San Carlos, California, a privately held company. Thereafter, the Company signed an agreement and plan of merger as of January 30, 1998 whereby there would be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post merger common stock of California Pro.

     ImaginOn, formed in March 1996, designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market; and (ii) a navigational tool for sophisticated Internet users. ImaginOn's proprietary technology, called "Transformation Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases.

     The transaction, which is expected to be completed by mid-summer 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's stockholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

     ImaginOn has developed and manufactured a general purpose software application, named "WebZinger" for internet browsers. WebZinger(TM) mediates Web searches for both naive and sophisticated users, increasing efficiency and saving time. ImaginOn's core technology, TDPP, has enabled the creation of a new class of business and consumer products; a hybrid of local and remote database content with seamless real-time access to video, audio, graphics and text. ImaginOn has designed eleven software tools based on TDPP. The first software title "World Cities 2000 San Francisco," an interactive travelogue, is complete.

     Prior to implementation of the restructuring and de-leveraging plan, the Company operated its in-line skate and snowboard businesses through its wholly-owned subsidiary, California Pro, Inc., also a Delaware corporation ("CP"). The Company's only significant assets are the capital stock of CP and Skate Corp. CP and USA Skate were the borrowers under bank loan agreements described above and the Company was a guarantor of each of their obligations thereunder. In addition, CP's bank loan was guaranteed by USA Skate and USA Skate's bank loan was guaranteed by CP.

(b)        BUSINESS OF ISSUER.

     The Company licenses California Pro(R) in-line skates, and related protective gear and accessories from Playmaker. Kemper(R) snowboards and related snowboard accessories are licensed from Front 500. VIC(R), VICTORIAVILLE(TM) and McMartin(TM) ice and street/roller hockey skates, sticks and related protective gear and accessories were licensed until September 1997 from the former controlling shareholder of USA Skate. Davtec, USA Skate's wholly-owned Canadian subsidiary, manufactured hockey sticks, pants and gloves for USA Skate and was the Canadian distributor for all of the hockey related VICTORIAVILLE(TM) and VIC(R) product lines.

     The Company's in-line skate products were sold in the United States, Canada, the Caribbean and U.S. military bases world wide. Its snowboards and related accessories were sold primarily in the United States and European countries. The Company sold through September 1997 its hockey-related products in the United States and Canada through independent sales representatives and internationally through independent distributors located in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France and Brazil.

     As part of management's restructuring plan [see Item 1(a)--Business Development], the Company recently entered into two sub-license agreements regarding the use of the Kemper name. Additionally, the Company is seeking sub-licensees for the California Pro brand, not only for in-line skates but for other sporting goods categories such as snowboards and waterskis.

     The Company will rely on the expertise of their sub-licensees to develop, import or manufacture, and market and distribute within their licensed product categories and territories.

     One of the Kemper sub-licensees, a major west coast sporting goods retailer, designs, imports and sells directly to consumers a line of snowboard apparel. The other Kemper sub- licensee is one of the leading manufacturers and marketers of snowboards and related products such as bindings, boots and other accessories.

     Each of the Kemper sub-licensees offer a full line of products at various price points within their respective product categories.

PRODUCTS

     The Company, until September 1997, had five major hockey product categories consisting of (1) hockey sticks; (2) hockey protective gear; (3) figure and ice hockey skates; (4) hockey bags and related accessories; and (5) street/roller hockey skates and protective gear. These products were marketed under the VICTORIAVILLE(TM), VIC(R) and McMartin(R) brands. Davtec, the Canadian subsidiary of the Company's hockey division, manufactured hockey sticks, pants and gloves for the Company and was the Canadian distributor for all of the hockey related VIC(R) and VICTORIAVILLE(TM) product lines. The Company's hockey product lines were constructed of various materials and incorporated the latest designs, graphics and technology. Approximately 70% of Skate Corp.'s products were manufactured by the Canadian subsidiary.

PRODUCT DESIGN AND DEVELOPMENT

     Design and  development  of the  Company's  hockey  products  sold  through
September  1997  was  undertaken  by  the  Company's  research  and  development personnel in conjunction with outside design firms and vendors, where appropriate. The Company believes its manufacturing facilities were state of the art and produced consistent and competitive products from innovative designs. USA Skate redesigned its logo in 1997 and all of its products through September 1, 1997 incorporated the new logo.

SALES AND MARKETING

     The Company marketed its ice hockey products primarily in retail sporting goods chains and specialty shops. Distribution was accomplished primarily through national networks of independent sales representative groups who sell directly to buyers and retail accounts.

     USA Skate had oral agreements with ten sales representative groups covering the United States and Canada. These sales representative groups were paid on a standard, commission-only basis. In addition, there were distributors located in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, Finland, France and Brazil.

     The Company's marketing strategy emphasized the price/value relationship of its branded products. In particular, the Company believed that within its hockey business, retailers were afforded an excellent mark-up for VICTORIAVILLE(TM), VIC(R) and McMartin(R) hockey products when the features were compared to the features of the competitors at virtually all price points.

     USA Skate advertised and promoted its hockey products through multiple methods customary within the industry. It participated in all major trade exhibits, conducted special promotions and advertised in trade and consumer publications on a national, regional and local basis. Point of purchase material and promotional items were made available to the customer base as well as directly to consumers through USA Skate and trade supported programs. A critical component of USA Skate's promotional strategy had lain in its ability to attract NHL and other professional league players to use and promote the Company's products, thereby reinforcing the brand's authenticity and performance. In 1997, over 100 NHL players used the Company's VICTORIAVILLE(TM), VIC(R) and Hespeler(TM) branded products, including NHL All- Stars Steve Yzerman, John Vanbiesbrouck and Jeff Richter.

SUPPLIERS AND MANUFACTURING

     IN-LINE SKATE PRODUCTS. The Company has an exclusive manufacturing agreement with Playmaker which expires in 1998, under which Playmaker supplied most of the Company's in-line skates and in-line skate accessory products. Prior to the Company's decision to temporarily suspend marketing of in-line skates and related accessories while it searches for sub-licensees and a merger candidate, Playmaker manufactured, assembled and packaged its in-line skate products at its facilities in Taiwan and China for set prices, in U.S. dollars, negotiated annually. In 1996, the Company began sourcing certain in-line skate models from an alternative Pacific Rim supplier.

     HOCKEY PRODUCTS. The Company, prior to selling certain assets in September 1997, had three manufacturing facilities; one in London, Ontario, one in Montreal and the other in Daveluyville, Quebec, Canada. The Daveluyville plant manufactured the Company's hockey sticks, the Montreal plant manufactured the Company's premium pants and gloves and the London facility manufactured the Company's goalie protective equipment under the McMartin brand. Products representing approximately 70% of USA Skate's sales were manufactured by Davtec. The other products marketed by the Company were sourced from a variety of suppliers throughout the world. Cortina International Corporation and Superior Sports were the Company's main suppliers of ice and street/roller hockey protection products. Figure and hockey skates were supplied by Taiwan Sakurai and premium quality figure skates were manufactured in the Czech Republic and supplied to the Company by Benal.

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

     The Company, after continuing to analyze the competitive position of the California Pro brand in the marketplace, has decided to seek potential sub-licensing candidates. Management feels there is value in the brand, not only for in-line skates but in other sporting goods categories such as skateboards and waterskis.

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

     In February 1998, the Company reached a two-year agreement with an international manufacturer and marketer of snowboards and related products. The agreement, in effect, assigns all the license rights the Company had from Front 500 to the sub-licensee. The Company has no further obligations to Front 500 and is entitled to the greater of a royalty-based payment on net sales by the sub-licensee, or an annual minimum guaranteed payment.

     In 1997, the Company entered into a three year non-exclusive sub-license agreement with a major west coast sporting goods chain retailer. The agreement allows for the sub-licensee to manufacture, or cause to be manufactured, snowboard apparel (jackets, pants, fleece garments, socks, etc.) bearing the name and/or logo of Kemper, and to sell such products in retail stores. The agreement requires the retailer to pay to the Company the greater of a percentage of their cost to manufacture the apparel or an annual minimum guaranteed payment.

     HOCKEY PRODUCTS. The Company, through September 1997, owned the exclusive worldwide trademark rights to the VICTORIAVILLE(TM) and VIC(R) trademarks under a royalty bearing license. Included with the sale of certain assets of the Company's hockey business were these trademarks. Accordingly, the Company paid $2,678,000 of the proceeds from Rawlings to the former controlling shareholder of USA Skate for, primarily, the purchase price of these trademarks.

COMPETITION

     IN-LINE SKATE BUSINESS. The in-line skate business is a highly competitive industry. Some of the Company's competitors have greater financial and other resources than the Company. The Company believes that there has been lower consumer demand for in-line skates as well as retailers not quickly selling through their existing inventory. With respect to the Company's in-line skate business its primary competitors are Rollerblade, Inc., Ultra Wheels (First Team Sports, Inc.), Bauer and Variflex. With regard to in-line skate protective equipment, Rollerblade, First Team Sports and Franklin are the primary competitors. Management believes that these competitors collectively have a market share of over 50%.

     The primary competitive factors in the in-line skate business are product features, quality, price, service and name recognition. Although Rollerblade is still the most recognized name in the in-line skate industry, consumers are now comparing features and price more closely.

     SNOWBOARD BUSINESS. The Company's sub-licensees compete with Burton Snowboards, with a world market share estimated at approximately 50%. Other competitors include Sims Snowboards and Ride Snowboard Company. Additionally, many of the ski manufacturers (i.e. K2 and Rossignol) have also entered the market. Management believes that these companies have greater financial and other resources than the Company's sub-licensees.

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

CUSTOMERS

     For the year ended December 31, 1997, no customers accounted for 10% or more of the Company's sales.

EMPLOYEES

     As of December 31, 1997, reflecting the Company's limited operations, the Company had 2 full-time employees, 2 part-time employees and 3 consultants. The Company believes its relations with its employees and consultants are good. The Company's employees are not subject to collective bargaining agreements.

SPECIAL CONSIDERATIONS AFFECTING THE COMPANY

     Inevaluating the Company, readers of this Report should carefully consider the following special considerations affecting the Company, its business, markets, operations and competitive environment. Any one or a combination of these considerations may have a material adverse effect on the Company and its operations and management's beliefs or predictions about future performance.

     LIMITED OPERATIONS. The Company and ImaginOn have limited business operations. The Company is currently receiving income from sub-licenses it has entered into regarding the use of the Kemper name and trademark for which it has a license. The Company also licenses the California Pro name and trademark and is pursuing entering into sub-licenses. The Company has received no commitment from any party for such sub-license and there can be no assurance that a sub-license will be entered into.

     NO INVENTORIES. The Company has liquidated its remaining inventory and, therefore, it does not maintain, nor does it intend to accumulate, an inventory of in-line skate, snowboard or hockey products.

     Working Capital Shortages and Operating Losses. Recently, the Company has generated significant operating losses and has failed to generate positive cash flow. As a result, the Company has, and continue to experience, shortages of working capital to fund day to day operations. ImaginOn also has generated significant operating losses and has failed to generate positive cash flow.

     The shortages of working capital and insufficient cash flow have, from time to time, prevented the Company from making prompt payment of current obligations. As a result, the Company is subject to numerous claims for collection of past due amounts and are past due on certain of its debt obligations.

     LIMITED  CAPITALIZATION.   The  Company  and  ImaginOn  have  only  limited
financing available to it and is dependent on significant additional financing being available to continue as a going concern.

     On March 13, 1998, the Company began a private placement for the sale of 1,842,000 shares of Skate Corp. common stock it owns, which includes an option to acquire 2,763,000 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company is selling 14 units at $100,000 each for total aggregate proceeds of $1,400,000. Each unit consists of 131,571 shares of Skate Corp. with an option to acquire 197,357 shares of the Company's common stock in exchange for the Skate Corp. shares. Although the Company has received commitments to purchase all of the units there can be no assurance that the sale of the units will be completed or that, if completed, the proceeds from the sale will be received in a timely manner and thus be available as working capital to fund day to day operations. The failure to complete this private placement would hinder the Company's ability to complete the merger with ImaginOn, which could materially adversely affect results of operations.

     The Company may also seek additional equity or debt financing to further fund day to day operations. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms.

     Merger with ImaginOn; Change of Business. The Company has signed a definitive Agreement and Plan of Merger with ImaginOn, Inc. ("ImaginOn"). The closing of this transaction is subject to certain contingencies, including shareholder approval. If the transaction is consummated, the Company's line of business will change to include computer software manufacturing, production and other related activities. Although the Company's management believes the transaction will close upon satisfaction of certain contingencies, there can be no such assurance.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

(a)      FACILITIES
                                                      Lease (L)    Annual
Location         Use                    Sq. Ft.       Own (O)      Rent
--------         ---                    -------       -------      ----
Greer, SC        Corporate Offices       3,900           L        $36,000  *

--------------
*          Leased on a month-to-month basis.

(b) and (c)

     Not applicable

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

     The Company was a named defendant in a lawsuit styled Basquiat v. Kemper Snowboards, et al. The action was filed on January 11, 1996 in the United States District Court for the Southern District of New York alleging copyright infringement with respect to snowboards allegedly distributed by the Company's Kemper Snowboard division which allegedly included reproductions of the plaintiff's copyrighted works. Plaintiff sought damages in an amount not less than $200,000. The Company referred the complaint to its insurer, which thereafter provided a defense. On October 14, 1997, a jury verdict in the amount of $450,000 was awarded against the defendants, including the Company. The Court has not yet entered judgment on the jury verdict, in light of certain post-trial motions filed by the Company to overturn or reduce the amount of the verdict. The Company believes that there are meritorious grounds for such a motion, which is still pending a decision by the court. In the event such motion is denied, the Company intends to appeal the verdict and any judgment entered thereon, and believes it has meritorious grounds for such an appeal. As previously noted, the Company's insurer has preliminarily indicated that it will provide coverage, subject to relevant deductibles and a reservation of rights with respect to certain matters the Company strongly believes will be resolved in its favor.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of 1997.

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

                                      Common Stock         Warrants
                                       Bid Prices          Bid Prices
                                    ---------------     ---------------
1997                                 High      Low       High      Low
----                                 ----      ---       ----      ---
First Quarter (1/1/97-3/31/97) ..   $1.53     $ .81     $ .40     $ .25
Second Quarter (4/1/97-6/30/97) .   $2.00     $ .93     $ .68     $ .21875
Third Quarter (7/1/97-9/30/97) ..   $2.37     $1.37     $ .75     $ .4375
Fourth Quarter (10/1/97-12/31/97)   $3.06     $1.06     $1.15     $ .6875

1996
----
First Quarter (1/1/96-3/31/96) ..   $4.62     $2.56     $1.92     $ .65625
Second Quarter (4/1/96-6/30/96) .   $4.00     $2.25     $1.00     $ .50
Third Quarter (7/1/96-9/30/96) ..   $3.06     $1.87     $ .90     $ .375
Fourth Quarter (10/1/96-12/31/96)   $2.31     $1.25     $ .56     $ .21875


     NASDAQ NOTIFICATION OF DELISTING. The NASDAQ Stock Market, Inc. issued new standards for continued listing of SmallCap Market participants which became effective February 23, 1998. The Company is a SmallCap Market participant and must meet these new requirements. On the effective date, the Company did not meet one of the new requirements of having net tangible assets that exceed $2 million. Under the new standards, NASDAQ has established a review process for companies temporarily out of compliance. The Company filed its written request for a temporary exemption to the new standards on March 27, 1998 and NASDAQ is scheduled to review the matter during the week of April 13, 1998. Along with the written request, the Company filed a Form 8-K which, on a pro-forma basis, shows compliance with the new continued listing requirements.

(b)        HOLDERS.

     The number of record holders of the Company's Common Stock as of April 14, 1998 was approximately 117. Based on information from the brokerage community, the Company believes that its Common Stock and Warrants each are held beneficially by more than 300 persons.

(c)        DIVIDENDS.

     The Company has not declared or paid dividends on its Common Stock, nor does it anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to fund operations and for the continued development of its business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTENT," "COULD," "ESTIMATE," "MIGHT," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY
RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     During 1997, the Company had limited revenues in its in-line skate and snowboard businesses, and in September 1997, sold substantially all of the assets of its ice and street/roller hockey business ("Hockey"). The following discussion pertains to the business operations for 1996 and 1997 for in-line skates and snowboards and from May 1996 (the acquisition date of USA Skate) to September 1, 1997 (the asset disposition date of USA Skate) for ice & street/roller hockey products.

     The Company imported and distributed products in three participant sports categories. In-line skates and related accessory products were marketed under the brand names California Pro(R) and Rolling Thunder(TM); since August 1, 1994, snowboards and snowboard accessory products were marketed under the Kemper(R) brand; and from May 1996 to September 1, 1997, ice and street/roller hockey skates, sticks, related gear and accessories, as well as figure skates were marketed under the VICTORIAVILLE(TM), VIC(R), Hespeler(TM) and McMartin(R) brands. The Company purchased most of its in-line skate and snowboard products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products were purchased from domestic suppliers. Approximately 70% of all hockey products sold were manufactured by Davtec and skates and related gear were purchased from foreign suppliers.

     The Company sold its in-line skate products principally to major retail sporting goods chains in North America and to U.S. military exchanges worldwide, through independent sales representative groups, under an exclusive royalty free perpetual license. Snowboard products were sold to regional sporting goods chains and specialty shops through independent sales agencies in the U.S. and Canada and directly by the Company to its foreign distributors. Hockey products were sold in North America through a network of independent sales representative groups to major retail sporting goods chains as well as smaller, specialized independent sporting goods shops. Internationally, hockey products were sold to and distributed by independent distributors located primarily in Germany, Switzerland, Italy, Austria, Czech Republic, Sweden, France, Finland and Brazil.

MANAGEMENT'S PLAN OF RESTRUCTURE

     As a result of the 1996 operating loss of $4,690,853, the Board of Directors, early in 1997, decided to restructure and de-leverage the Company. Accordingly, in September 1997, the Company and Skate Corp. sold assets of the ice hockey related business (including the trademark rights to VIC(R), VICTORIAVILLE(TM) and McMartin(TM) to Rawlings for $14.5 million and certain debt assumption. The proceeds of the sale were substantially utilized to pay secured revolving lines of credit, purchase the remainder of the trademarks from the previous owner, and partially reduce notes payable of Skate Corp. to unaffiliated noteholders.

     As a result of the sale to Rawlings, and other restructuring and de-leveraging activities, including the assumption and assignment of certain notes and trade payables to third parties in exchange for common and/or preferred stock of the Company, the Company has reduced its liabilities from approximately $18,988,000 as of December 31, 1996 to approximately $2,297,000 as of December 31, 1997.

     Having taken major steps to de-leverage the Company and redirect the Company towards profitability, three other parts of the Company's plan remain to be completed. The Company is in the process of completing a sale of its interest in Skate Corp. in order to generate aggregate proceeds of $1,400,000. Additionally, in conjunction with dramatically reduced overhead, a plan to restore operating profitability to the remaining sporting goods businesses is in place through licensing programs. Finally, the Company is seeking to diversify its business through a merger with ImaginOn, Inc. Each part of the Company's plan is discussed in detail below.

     On March 13, 1998, the Company began a private placement for the sale of the 1,842,000 shares of Skate Corp. common stock it owns, which includes an option to acquire 2,763,000 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company is selling 14 units at $100,000 each for total aggregate proceeds of $1,400,000. Each unit consist of 131,571 shares of Skate Corp. with an option to acquire 197,357 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company has received commitments to purchase all of the units and the Company anticipates receiving the proceeds no later than April 30, 1998.

     As part of its restructuring plan, the Company has eliminated most of the overhead expenses associated with its sporting goods business and has begun to concentrate on sub- licensing its trademark rights to the Kemper and California Pro trade names.

     The Company recently entered into two sub-license agreements regarding the use of the Kemper name. After considerable consolidation in the snowboard industry in 1997, the Company believes the snowboard market is rebounding. Kemper, one of the original snowboard brands, should prosper in this new environment. The combined minimum annual royalty of these licenses is $55,000, and based upon discussions with the sub-licensors and review of their sales plans, management projects that the actual combined royalty income from these two licenses may be $125,000 and $175,000 in 1998 and 1999, respectively.

     The Company also believes that there is value in the marketplace for the California Pro brand, not only in in-line skates, but in other sporting goods categories such as skateboards and waterskis. The Company has begun to discuss these, as well as other product categories, with various sub-licenses.

     The Company believes it can achieve profits based on its sub-licenses of its existing sporting goods brands in conjunction with the limited overhead expenses associated with licensing operations.

     In August 1997, the Company began negotiating with ImaginOn of San Carlos, California, a privately held company, to acquire, in an exchange of stock, all of the outstanding capital stock of ImaginOn. ImaginOn, formed in March 1996, designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market and (ii) a navigational tool for sophisticated Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases.

     The Company signed an Agreement and Plan of Merger as of January 30, 1998 whereby there would be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post-merger common stock of the Company. The transaction, which is expected to be completed by mid-summer, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's stockholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

     ImaginOn has developed and manufactured a general purpose software application, named "WebZinger" for internet browsers. WebZinger(TM) mediates Web searches for both naive and sophisticated users, increasing efficiency and saving time. ImaginOn's core technology, TDPP, has enabled the creation of a new class of business and consumer products; a hybrid of local and remote database content with seamless real-time access to video, audio, graphics and text. ImaginOn has designed eleven software tools based on TDPP. The first software title "World Cities 2000 San Francisco," an interactive travelogue is complete.

     ImaginOn's potentially largest marketing partner for WorldCities 2000 travelogues has requested that four cities be completed prior to starting their marketing effort: San Francisco, New York, London and Paris. At the current rate of production, all four will be complete by December 1998.

     WebZinger(TM) will be marketed during 1998 via electronic downloads from multiple websites by distributors who specialize in that channel. In addition, WebZinger(TM) will be distributed on CD-ROM within conventional retail channels. ImaginOn has entered into a co- marketing arrangement with AT&T whereby the

WebZinger(TM) CD includes the built-in option of using AT&T WorldNet as an internet service provider. WebZinger(TM) can also be purchased through Netscape's Software Depot and Testdrive Com. Additionally, co-marketing arrangements are under negotiation with other leading software providers.

     Management believes it has begun the successful implementation of a plan that will provide the Company with the liquidity necessary to continue as a going concern.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 during 1997. This statement requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted reflects the potential dilution that could occur if securities other than contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no potential common stock instruments which would result in diluted EPS in 1997 and 1996. The adoption of SFAS No. 128 did not impact previously reported EPS.

     The Financial Accounting Standard's Board recently issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS Nos. 130 and 131 will materially impact the Company's financial statements.

RESULTS OF OPERATIONS

     The following table sets forth the Company's sales by major product category for the periods indicated:

                                               Year ended December 31,
                                            1997                    1996
                                      -----------------       -----------------
                                              (dollars in thousands)

                                        $            %          $             %
                                       ---          ---        ---           ---
In-line skates, snowboards
  and related accessories             $1,311        14%       $5,948         35%
Ice and street/roller hockey (1)       7,777        86%       11,005         65%
                                      ------       ----      -------        ----
                                      $9,088       100%      $16,953        100%
                                      ======       ====      =======        ====

(1) Sale of hockey products began May 1, 1996 and ceased on September 12, 1997.

     The following table sets forth for the periods indicated the percentages which selected items in the Consolidated Statements of Operations bear to net sales:

                                                               Year ended
                                                              December 31,
                                                            -----------------
                                                            1997         1996
                                                            ----         ----
Net Sales                                                   100.0        100.0
Cost of Goods Sold                                           77.5         82.9
Gross Profit                                                 22.5         17.1
Sales & Marketing Expenses                                   13.8         14.3
General & Administrative Expenses                            41.7         17.9
Depreciation and Amortization                                 6.9          4.0
Consulting & Management Fees                                  2.3          1.2
Restructuring Charges                                         2.6          7.3
Loss from Operations                                        (44.8)       (27.7)
Interest and Other Expenses (Income)                         22.1          5.5
Income Tax Expense (Benefit)                                 (1.8)        (1.4)
Minority Interest                                             8.0          1.1
Extraordinary Item                                            4.2           --
                                                            -----        -----
Net Loss                                                    (52.9)       (32.8)
                                                            =====       ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales for the year ended December 31, 1997 decreased to $9,087,767 from $16,952,904 or by $7,865,137 representing an approximate decrease of 46%. This decrease was primarily caused by a reduction of sales of the Company's hockey products from $11,005,000 in the 1996 period (May 1 through December 31) to $7,777,000 for the 1997 period (January 1 through August 31). The reason for the decline in sales of the Company's hockey products was primarily due to the timing of the Company's majority ownership position. The 1996 (May through December) period included the months when sales activity is highest while the 1997 time of majority ownership (January through August) excluded some of the historically higher sales months. Additionally, sales for the Company's in-line skate and snowboard products decreased from $5,948,000 in the 1996 period to $1,311,000 in the 1997 period. The cause of this decrease included new competitors entering both the in-line skate and snowboard markets with new product features that took away market share from the Company. This significant decrease was a major factor in management's decision to cease operating its California Pro and Kemper licenses (see Item 1(a) - Business Development) and to begin to concentrate on sub-licensing its trademark rights.

     GROSS PROFIT. Gross profit decreased to $1,642,423 for the year ended December 31, 1997 compared to $2,891,870 for the year ended December 31, 1996. As a percent of sales, gross profit increased to 18.2% in 1997 from 17.1% in 1996. The primary reason for the increase in gross profit percentage was the inventory markdowns and adjustments of $1,059,750 incurred by the Company in 1996 attributable to remaining in-line skate and snowboard inventory. The Company believes these writedowns and adjustments, which accounted for an approximate 6.3% decline in its gross profit, were necessary to reflect the then current market value of its inventory.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $1,253,670 for the year ended December 31, 1997, compared to $2,434,255 for the year ended December 31, 1996. This represents a decrease of $1,180,585 or 48.4%. Of this decrease, sales and marketing expenses related to the Company's in-line skate and snowboard business decreased by $1,059,319 to $263,829 in 1997 compared to $1,359,148 in 1996. This decrease was due to management's decision to cease acting distribution of its California Pro and Kemper licensed products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,387,882 for the year ended December 31, 1997, compared to $3,037,751 for the year ended December 31, 1996. This represents an increase of $350,131. The primary reason for the increase is attributable to increases in the following 1997 general and administrative expenses related to USA Skate; professional fees ($209,250), consulting ($147,375) and bad debt expense ($293,672). Additionally in 1996, USA Skate reduced its accounts receivable reserve by $208,000. These 1997 increases were partially offset by a reduction in the Company's general and administrative expenses related to in-line skates and snowboards of $_____________ due to managements decision to cease active distribution of its California Pro and Kemper licensed products.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $628,601 for the year ended December 31, 1997 from $681,717 for the year ended December 31, 1996. The decrease of $53,116 was mainly attributable to decreased depreciation and amortization of intangible assets as a result of the USA Skate sale on September 12, 1997.

     CONSULTING FEES, RELATED PARTY. Consulting fees, related party increased to $210,000 for the year ended December 31, 1997 from $200,000 for the year ended December 31, 1996. The Company pays an officer/stockholder $10,000 per month for services primarily related to long-term strategic planning, financing and acquisitions and an additional $5,000 from USA Skate during the time of the Company's majority ownership position. Another officer/stockholder received $5,000 per month from USA Skate during the time of the Company's majority ownership position.

     RESTRUCTURING CHARGES. For the year ended December 31, 1997 the Company recorded a restructuring charge of $237,452 related to the write down of the Company's investment in Skate Corp. (See Note 4 to the financial statements) For the year ended December 31, 1996, the Company had restructuring charges of $1,229,000. These charges related to management's plan for restructuring operations, whereby, the Company wrote off $411,700 related to certain equipment

(molds) for certain of its in-line skate and snowboard product lines. Additionally, the Company re-evaluated certain trademarks and licenses and other intangibles and recorded expenses of $368,000 and $205,700, respectively. As further described in Note 1 to the financial statements, the Company has signed a distribution agreement with Skate Corp. to distribute California Pro and Kemper branded products, resulting in the closure of the previous distribution facility and termination of warehouse employees at an expense of $76,500 and $22,100, respectively. Finally, the Company wrote off previously deferred expenses related to a potential acquisition that the Company elected not to pursue to completion.

     LOSS FROM OPERATIONS. For the year ended December 31, 1997, the Company had a loss from operations of $3,837,730 compared to $4,690,853 for the year ended December 31, 1996. The decrease in loss of $853,123 was a result of a decrease in gross profit of $849,447 and an increase in general and administrative of $853,865, offset by decreases in sales and marketing expenses of $1,180,855, as described above. Additionally, the restructure charge of $1,229,000 negatively affected the 1996 results of operations.

     OTHER INCOME/EXPENSES. Other expenses for the year ended December 31, 1997 were $2,011,339 compared to $935,848 for the year ended December 31, 1996. The increase of $1,055,491 was primarily attributable to the loss on the sale of USA Skate assets (see Note 4 of the financial statements) of $751,522 and other finance fees for the refinancing of the USA Skate notes of $440,643. These increases were offset by decreases in interest expense/other of $414,134 and a gain recorded in 1996 of $479,100 on the book value of Skate Corp. stock held by California Pro (See Note 4 to the financial statements). The 1996 gain was offset by a loss on marketable securities of $144,457 (see Note 3 to the financial statements) that the Company had received in settlement of certain obligations.

     INCOME TAX BENEFIT. For the year ended December 31, 1997, the Company had an income tax benefit of $166,404 compared to $244,500 for the year ended December 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES. During 1996 and through September 1, 1997, the Company funded its operations principally through a revolving credit facility with a bank, and, to a lesser degree, loans from private investors and trade credit. Concurrent with the sale of the USA Skate assets, the revolving line of credit facility was repaid in full and other indebtedness of the Company was significantly reduced.

     On September 12, 1997, the Company sold substantially all of the assets of its hockey business for $14,500,000 inclusive of $1,000,000 retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities of approximately $1,600,000 related to the assets purchased. The proceeds were utilized as follows:

           Secured revolving lines of credit  $ 7,984,000
           Convertible noteholders                949,000
           Secured debt                           519,000
           Other notes                            100,000
           Stockholder notes                      505,000
           Payment to previous USA Skate
             owners                             2,678,000

           Interest payments                       85,000
           Cash to escrow account               1,000,000
           Cash in bank                           680,000
                                               ----------
                                              $14,500,000
                                              ===========

     In February 1998, Rawlings and the Company agreed to a purchase price reduction of $395,108 due to a final valuation by Rawlings of the fair value of the net assets purchased.

     At December 31, 1997, the Company had a working capital deficit of approximately $384,312 compared to $5,264,000 at December 31, 1996. The reduction in the working capital deficit is primarily related to the sale of USA Skate as well as converting debt to equity and negotiating settlements at less than the recorded liability. Management's plans to resolve the Company's immediate financial difficulties and improve its liquidity position are described in this section above under Overview and in Note 1 to the financial statements.

     On October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc. of San Carlos, California, a privately held company. Subsequently, the Company signed an agreement and plan of merger as of January 30, 1998 whereby there will be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post merger common stock of California Pro. ImaginOn is a developmental stage company engaged in the business of designing, manufacturing and selling consumer software products for the rapidly growing "edutainment" CD/DVD ROM market as well as an internet utility and an authoring tool. ImaginOn's proprietary technology, Transformational Database Processing and Playback, enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia and mixed- format databases distributed across local disk storage and networks.

     In addition, the Company announced that the exercise price of its publicly traded common stock purchase warrants has been reduced from $6.00 to $1.50 per share and the expiration date has been extended from January 18, 1998 to December 31, 1998.

     For payments to foreign suppliers, the Company utilized trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit.

     SEASONALITY. The Company's in-line skate and hockey related sales were strongest in the second and third quarters of each calendar year. Snowboard product sales were strongest during the third and fourth quarters of each calendar year. However, industry trade shows and other sales, marketing and administrative costs typically precede the strong selling season and, therefore, the Company anticipates that it may incur a significant loss in the first quarter of each year, including 1997.

     FOREIGN EXCHANGE. The Company's products were principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchased its in-line skate products for set prices negotiated annually in U.S. dollars at exchange rates reset annually. The Company purchased its snowboards in Deutsche Marks. The Company sold its snowboard and hockey products both domestically and internationally. As a result, extreme exchange rate fluctuations could have had a significant effect on its sales, costs of goods sold and the Company's gross margins.

     EFFECT OF INFLATION. Management believes that inflation has not had a significant impact on its business.

ITEM 7.    FINANCIAL STATEMENTS

     The Company's audited financial statements, described as follows, are included in this report following the signature page of this report.

California Pro Sports, Inc. Consolidated Financial Statements
-------------------------------------------------------------

         Independent auditors' report...................................    F-1

         Consolidated financial statements:

            Balance Sheet at December 31, 1997..........................    F-2

            Statements of operations - for the years
            ended December 31, 1997 and 1996............................    F-3

            Statement of stockholders' equity
            for the years ended
            December 31, 1997 and 1996.................................     F-4

            Statements of cash flows - for the years
            ended December 31, 1997 and 1996............................    F-8

            Notes to consolidated financial statements..................    F-10


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ---------------------------------------------------------------

           None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
           -------------------------------------------------------------

(a)        IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are listed below. The directors of the Company are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The chart below identifies persons who, at any time during the fiscal year, served as officers and/or directors of the Company.

Name                     Age       Positions
----                     ---       ---------
Henry Fong               62        Chairman of the Board of Directors
                                     and Chief Executive Officer

Michael S. Casazza       48        President, Chief Operating Officer and
                                     Director, resigned September 1997

Barry S. Hollander       40        Acting President, Treasurer and
                                     Chief Financial Officer

Steve C.Y. Lin           35        Director, resigned June 1997

Brian C. Simpson         64        Director

Hung-Chang Yang          52        Director

Jonathan C. Hodgins      34        President and Chief Executive Officer
                                     of USA Skate, resigned September 1997

     HENRY FONG has been the Chief Executive Officer and a director of the Company since its inception in January 1993. In addition, Mr. Fong serves as a member of the executive committee of the Company's Board of Directors. Mr. Fong, a founder of the Company, provides the Company with expertise on long-term strategic planning, financing and acquisitions, but is not involved in the Company's day-to-day operations. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc. ("RDM")), a New York Stock Exchange listed company, and was its president and treasurer from 1987 to 1996. In August 1997, RDM filed for Chapter 11 bankruptcy. Since 1983, Mr. Fong also has served as the President and a director and is a significant stockholder of Equitex, Inc., a publicly-held business development company. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in Financial World magazine's Corporate American "Dream Team."

     MICHAEL S. CASAZZA, a founder of the Company, was President and a director of the Company since the Company's inception in 1993 through September 1997. In addition, Mr. Casazza served as a member of the executive committee of the Company's Board of Directors until September 1997. Since the Company's inception through September 1997 he acted as Chief Operating Officer and was formally designated to that position in September 1994. While a director and officer of the Company, Mr. Casazza devoted substantially all of his time to the business of the Company. From 1991 through July 1996, Mr. Casazza served as President, Chief Executive Officer and a Director of MacGregor Sports & Fitness, Inc. (subsequently renamed IntraNet Solutions, Inc.), a publicly-held company. From 1988 to 1990, Mr. Casazza served as Vice President/General Manager, Golf Division for Wilson Sporting Goods Company. From 1972 to 1988, Mr. Casazza held various positions with Dunlop-Slazenger Corporation, including President of its Racket Sports Division and National Sales Manager of its Golf Division. Mr. Casazza resigned from all his positions with the Company in September 1997.

     BARRY S. HOLLANDER has served as Treasurer and Chief Financial Officer of the Company since March 1993 and as Acting President since September 1997. Mr. Hollander devotes substantially all of his business time to the business of the Company. From May 1991 through July 1996, Mr. Hollander served as Vice President of Operations and Chief Financial Officer of MacGregor Sports and Fitness, Inc. (subsequently renamed IntraNet Solutions, Inc.), a publicly-held company. From August 1986 to 1989, Mr. Hollander held various positions with MacGregor Sporting Goods, Inc., including Accounting Manager and Chief Financial Officer of the Athletic Products Division. Mr. Hollander is a certified public accountant.

     STEVE C.Y. LIN was a director of the Company from May 1994 through June 1997. Since 1989, he also has served as Chairman of the Board of Yuan Fu Brothers Co. Ltd., a Taiwanese petroleum equipment distribution company, and executive assistant to the president of Aicello Taiwan Ltd., a Taiwanese environmental engineering services company. From 1989 until it was dissolved in 1995, Mr. Lin served as chairman of the board of the Company's predecessor, SCYL. Mr. Lin resigned his position with the Company in June 1997.

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

     HUNG-CHANG (HERO) YANG was elected as a director of the Company in November 1994. In addition, Mr. Yang serves as a member of the compensation and audit committees of the Company's Board of Directors. Since 1984, Mr. Yang's principal occupation has been that of president of Precision Golf Associates, Ltd., a

Taiwanese company which engages in the manufacture and sale of golf equipment. From time-to-time, Mr. Yang has served as an unpaid consultant to the Company in areas such as quality control of products and components.

     JONATHAN C. HODGINS joined the Company in September 1996 as President and Chief Executive Officer of USA Skate. Mr. Hodgins was the principal person responsible for the Company's hockey division. He has extensive experience in developing sporting goods sales through marketing, research and development, team sales, offshore licensing, sales forecasting and budgeting. From 1990 until he joined the Company in September 1996, Mr. Hodgins was employed by CCM/Sports Maska, Inc., Saint Laurent, Quebec, Canada in various management and executive capacities. From 1986 to 1990, Mr. Hodgins was employed by Canstar Sports Group Inc., Missasauga, Ontario, Canada, in product management. Mr. Hodgins earned a Bachelor of Arts degree in business administration from the University of Western Ontario in 1985. Mr. Hodgins resigned his position in September 1997.

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

     Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons, the Company believes all reporting persons have complied with the applicable filing requirements, except that Mr. Casazza filed three late Forms 4 reporting transactions in the Company's common stock.

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------

SUMMARY COMPENSATION TABLE.

           The following table sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1995, 1996 and 1997. No executive officer received awards or payments of any long-term compensation from the Company during the period covered.

                                                  Annual                    Long Term       All Other
                                               Compensation                Compensation    Compensation
                                  ---------------------------------------  ------------    ------------
                                                   ($$)                                        ($$)
                                                                            Securities
                                                                            Underlying
Name and Position                 Year    Salary        Bonus       Other    Options
-----------------                 ----    ------        -----       -----   ----------
Henry Fong, ...................   1997   165,000(1)       -0-        -0-       -0-              -0-
Chief Executive Officer .......   1996   160,000(1)       -0-        -0-       -0-          $300,000(3)
and Chairman of the Board .....   1995   120,000(1)       -0-        -0-     150,000(2)         -0-

Michael S. Casazza, ...........   1997   157,500      413,000(4)     -0-       -0-              -0-
President, Chief ..............   1996   190,000          -0-        -0-       -0-          $300,000(3)
Operating Officer & Director ..   1995   137,000          -0-        -0-     150,000(2)         -0-
Resigned September 1997

Barry S. Hollander, ...........   1997   117,738          -0-        -0-       -0-              -0-
Acting President, Treasurer and   1996   125,000          -0-        -0-       -0-              -0-
Chief Financial Officer .......   1995   116,923          -0-        -0-       -0-              -0-
------------

(1) Mr. Fong is not an employee of the Company and he receives fees of $10,000 per month for consulting services rendered to the Company and received an additional $5,000 per month from USA Skate effective May 1, 1996 through September 1997, primarily related to long-term strategic planning, financing and acquisitions and is not involved in the day-to-day operations of the Company. $30,000 of Mr. Fong's salary was non-cash and was paid through common stock of the Company. An additional $14,000 of Mr. Fong's salary remains unpaid and is an accrued liability of the Company.

(2) Warrants granted in 1995 were repriced during 1996 from $4.50 and $3.56 per share to $2.38 per share, representing market value at the time of repricing.

(3) Represents Guaranty fees accrued in connection with the USA Skate acquisition. These fees were paid at December 31, 1996 in shares of common stock based on a price of $1.375 per share, the December 31, 1996 market price.

(4) Represents a bonus of 236,000 shares of common stock of the Company for, among other things, the forgiveness of the remaining amount of $149,000 of the $400,000 promissory note, making other loans to the Company and/or its subsidiaries in order for the Company to meet immediately due obligations, and his efforts in negotiating and moving the USA Skate asset sale forward to completion, as well as for his past services to the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR.

     During 1997, 85,000 incentive stock options were granted at an exercise price of $1.00 to Mr. Hollander under the Company's 1994 Stock Option Plan.

AGGREGATED OPTION/SAR EXERCISES AND YEAR-END 1997 OPTION/SAR VALUES.

     The following table sets forth information concerning the value of unexercised options held by each of the named executive officers at December 31, 1997. No stock appreciation rights are outstanding and no options were exercised by the named officers during 1997.

                                Number of                       Value of
                          Securities Underlying               Unexercised
                           Unexercised Options            In-the-Money options
                        at December 31, 1997 (#)       at December 31, 1997 (#)
Name                    Exercisable/Unexercisable      Exercisable/Unexercisable
----                    -------------------------      -------------------------
Henry Fong                    298,600/0                           $0/0
Michael S. Casazza            201,400/0                           $0/0
Barry S. Hollander            105,000/0                      $37,188/0

     COMPENSATION OF DIRECTORS. During 1997, Messrs. Lin, Simpson and Yang, the outside directors of the Company, received a retainer of $10,000 per year, paid quarterly, and $1,000 for each Board of Directors meeting attended in person. In addition, they are reimbursed for expenses incurred to attend meetings of the Board of Directors or otherwise in connection with their services as directors of the Company. Directors also are eligible to receive grants of stock options under the Company's 1994 Stock Option Plan. During 1997, 10,000 incentive stock options were granted to the then outside directors of the Company at an exercise price of $1.00.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

     Set forth below is certain information as of February 28, 1998, with respect to ownership of the Company's Common and Preferred Stock held of record or beneficially by (i) the Company's executive officers named in the summary compensation table, (ii) each director of the Company, (iii) each person who owns beneficially more than five percent of the Company's outstanding Common and Preferred Stock; and (iv) all directors and executive officers as a group:

                                                 Percentage              Percentage
                                Number of        Owned of    Number of    Owned of
Name and Address                 Common           Common     Preferred    Preferred
of Beneficial Owner            Shares Owned       Shares    Shares Owned    Shares
-------------------            ------------      ---------- ------------ ----------
Henry Fong .................    898,715 (1)        12.4        30,167        2.7
2401 PGA Blvd., Suite 280F
Palm Beach Gardens, FL 33410

                                                 Percentage              Percentage
                                Number of        Owned of    Number of    Owned of
Name and Address                 Common           Common     Preferred    Preferred
of Beneficial Owner            Shares Owned       Shares    Shares Owned    Shares
-------------------            ------------      ---------- ------------ ----------
Michael S. Casazza              422,087 (2)         5.9           --          --
1221-B South Batesville Road
Greer, South Carolina  29650

Resource Preservation, LLC      526,280             7.6        26,660        2.4
c/o Fred LeBaron
Ross & Hardies
150 N. Michigan Ave.
Suite 2500
Chicago, IL  60601

CLB Investment Corp.                --               --        228,606       20.4
c/o Dave Schaper
11 Oxford Drive
Lincolnshire, IL  60069

Barry S. Hollander (Officer)     78,500 (3)         1.1        18,500        1.7
1221-B South Batesville Road
Greer, South Carolina  29650

Brian C. Simpson                   --               --           --           --
15 Langhams Way
Wargrave, Berkshire
RG 10 8AX U.K.

Hung-Chang Yang (Director)       15,000 (4)          .2          --           --
First Floor, No. 16
Lane 238
Taipei, Taiwan

USA Skate Corporation           360,000             5.2       750,471       67.1
1221-B South Batesville Road
Greer, SC  29650

All directors and executive     992,215 (1)(3)(4)  13.6        48,667        4.4
officers as a group(4 persons)
----------

(1) Includes warrants currently exercisable to acquire 298,600 shares of Common Stock and 148,636 shares of Common Stock owned by a charitable trust of which Mr. Fong and his spouse are trustees.

(2) Includes warrants currently exercisable to acquire 201,400 shares of Common Stock.

(3) Includes options currently exercisable to acquire 49,500 shares of Common Stock.

(4) Includes options currently exercisable to acquire 15,000 shares of Common Stock.

           CHANGES IN CONTROL.  None.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     In April 1994, the Company issued warrants to Henry Fong to purchase up to 148,600 shares of Common Stock and issued warrants to Michael S. Casazza to purchase up to 51,400 shares of Common Stock, exercisable at $4.50 per share through April 14, 1997 (the "April Warrants"). In August 1995, the Company issued warrants to Messrs. Fong and Casazza each to purchase up to 150,000 shares of Common Stock, exercisable at $3.56 per share through August 1, 1998 (the "August Warrants"). The exercise price of these warrants represented 100% of the closing bid price of the Common Stock as reported by Nasdaq on the date of grant. The warrants issued to Messrs. Fong and Casazza in April 1994 and August 1995 were issued as additional compensation for their valuable services rendered to the Company. In April 1996, as compensation for their extra efforts in causing the USA Skate acquisition to close, the Company lowered the exercise price of all of the warrants held by Messrs. Fong and Casazza to $2.38 per share, the closing bid price of the Common Stock on the date the warrants were repriced. Additionally, the exercise date for the April Warrants was extended to April 14, 2002 and the exercise date for the August Warrants was extended to August 1, 2003.

     At December 31, 1995, the Company owed Mr. Fong $90,000 of accrued but unpaid fees. During the second quarter of 1996, the Company transferred 75,000 shares of USA Skate common stock to Mr. Fong in satisfaction of this debt, based on a price of $1.20 per share of USA Skate common stock.

     Messrs. Fong and Casazza have personally guaranteed the Company's in-line skate/snowboard related bank line of credit up to $5.5 million and its hockey related bank line of credit up to $5 million. In addition, Messrs. Fong and Casazza have each guaranteed, jointly and severally with other guarantors, an additional $5.25 million of indebtedness of the Company incurred in connection with the USA Skate acquisition, and Messrs. Fong and Casazza have guaranteed, jointly and severally with another guarantor, approximately CDN $650,000 owed by the Canadian subsidiary to a Canadian bank. The Company has accrued fees of $300,000 each for Messrs. Fong and Casazza as compensation for their extensive personal guaranties. As of December 31, 1996 Messrs. Fong and Casazza agreed to accept payment of these fees in common stock of the Company based on the December 31, 1996 market price of $1.375 per share.

     In March 1996, the Chief Operating Officer loaned the Company $170,000. During the second quarter of 1996, the Company transferred 141,667 shares of USA Skate common stock to Mr. Casazza in satisfaction of this debt, based on a price of $1.20 per share of USA Skate common stock. In May 1997, the 141,667 shares of USA Skate common stock were returned to the Company in exchange for 170,000 shares of common stock of the Company.

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

     In December 1996, Mr. Fong agreed to convert $60,000 owed to him by the Company for consulting services for the period July 1 through December 31, 1996 into shares of the Company, at the December 31, 1996 market price of $1.375 per share.

     In March 1997, Mr. Fong agreed to convert $30,000 owed to him by the Company for consulting services for the period January 1, 1997 through March 31, 1997, and $10,000 for a note payable into shares of the Company, at the March 31, 1997 market price of $1.00 per share.

     In September 1997, Mr. Fong agreed to convert $181,000 owed to him by the Company, for a note payable of the Company, assumed by Mr. Fong, at the September 30, 1997 market price of $2.00 per share. In December 1997, Mr. Fong agreed to convert the common shares issued September 30, 1997 to Series A Preferred Shares of the Company. The Series A Preferred Shares are entitled to three votes for each preferred share on any matter submitted to the stockholders of the Company, and every preferred share shall immediately and automatically convert to three shares of common stock upon stockholder approval of a recapitalization measure.

     In September 1997, the Company awarded Mr. Casazza a bonus of 236,000 shares of common stock (at a value of $1.75 per share) of the Company for, among other things, the forgiveness of the remaining amount of $149,000 of the $400,000 promissory note, making other loans to the Company and/or its subsidiaries in order for the Company to meet immediately due obligations, and his efforts in negotiating and moving the USA Skate asset sale forward to completion, as well as for his past services to the Company. Additionally, Mr. Casazza resigned from all positions effective with the completion of the sale of USA Skate, however he agreed to assist, as requested and act as a consultant to the Company.

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

     10.5(b) Consent and Amendment, dated August 3, 1994, to Loan Agreement. (INCORPORATED BY REFERENCE TO EXHIBIT 10.10(B) TO 1994 AMENDMENT #1.)

     Number         Description
     ------         -----------
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

     Number         Description
     ------         -----------
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

     10.25 Stock Purchase Agreement effective as of April 30, 1996 by and among Warren Amendola, Sr., Patricia Amendola, Three R Profit Sharing Retirement Plan, Warren Amendola, Jr., Richard Amendola and Russell Amendola, as sellers, and USA, as purchaser, and the Registrant, including the following exhibit agreements thereto. (INCORPORATED BY REFERENCE TO
                    EXHIBIT 10.1 TO THE REGISTRANT'S FORM 8-K, FILED MAY 30, 1996, REPORTING AN EVENT ON MAY 15, 1996, COMMISSION FILE NO. 0-25114 (THE "1996 FORM 8- K").)

     Number         Description
     ------         -----------
     10.26(a)       Exhibit  A  -  USA's  Promissory  Note  to  sellers  in  the principal  amount  of  $1,050,000,  with  related  Guaranty.
                    (INCORPORATED  BY REFERENCE  TO EXHIBIT  10.1(A) TO THE 1996
                    FORM 8-K.)

     10.26(b) Exhibit B - License Agreement from Warren Amendola, Sr. to USA Skate, with related Guaranty. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(B) TO THE 1996 FORM 8-K.)

     10.26(c) Exhibit C - Consulting and Non-Competition Agreement among Warren Amendola, Sr., USA and the Registrant, with related Guaranty. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(C) TO THE 1996 FORM 8-K.)

     10.26(d) Exhibit D - Escrow Agreement by and among Warren Amendola, Sr., USA, the Registrant and Blau, Kramer, Wactlar & Lieberman, P.C. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(D) TO THE 1996 FORM 8-K.)

     10.26(e)(1)    Exhibit  E1 -  Employment  Agreement  between  USA Skate and
                    Warren Amendola,  Sr.  (INCORPORATED BY REFERENCE TO EXHIBIT
                    10.1(E)(1) TO THE 1996 FORM 8-K.)

     10.26(e)(2)    Exhibit E2 - Non-Disclosure and Non-Competition Agreement by
                    and among  Warren  Amendola,  Jr.,  USA  Skate,  USA and the
                    Registrant. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(E)(2)
                    TO THE 1996 FORM 8-K.)

     10.26(e)(3)    Exhibit E3 - Non-Disclosure and Non-Competition Agreement by
                    and  among  Richard   Amendola,   USA  Skate,  USA  and  the
                    Registrant. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(E)(3)
                    TO THE 1996 FORM 8-K.)

     10.26(f) Exhibit F - Registration Rights Agreement by and among the sellers and USA, with related Guaranty. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(F) TO THE 1996 FORM 8-K.)

     10.26(g) Exhibit G - Guaranty for the benefit of Patricia Amendola. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(G) TO THE 1996 FORM 8-K.)

     10.26(h) Exhibit H - Davtec's Promissory Note to Warren Amendola, Sr. in the principal amount of $125,000, with related Guaranty. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(H) TO THE 1996 FORM 8-K.)

     10.27(a) Loan and Security Agreement between USA Skate and LaSalle National Bank (the "USA Skate Loan Agreement) (INCORPORATED BY REFERENCED TO EXHIBIT 10.27(A) TO THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "1996 FORM 10-KSB").)

     Number         Description
     ------         -----------
     10.27(b)       Demand  Note  related  to  the  USA  Skate  Loan  Agreement.
                    (INCORPORATED  BY REFERENCE  TO EXHIBIT  10.2(A) TO THE 1996
                    FORM 8-K.)

     10.27(c)(1)    Guaranty of the USA Skate Loan by the Registrant, California
                    Pro,  Inc.  and USA.  (INCORPORATED  BY REFERENCE TO EXHIBIT
                    10.27(C)(1) TO THE 1996 FORM 10-KSB.)

     10.27(c)(2)    Guaranty of the USA Skate Loan by Henry Fong.  (INCORPORATED
                    BY  REFERENCE  TO  EXHIBIT  10.27(C)(2)  TO  THE  1996  FORM
                    10-KSB.)

     10.27(c)(3)    Guaranty   of  the  USA  Skate  Loan  by  Michael   Casazza.
                    (INCORPORATED  BY  REFERENCE TO EXHIBIT  10.27(C)(3)  TO THE
                    1996 FORM 10-KSB.)

     10.27(d) Letter from the Registrant, USA and Three R Sales, Inc. to LaSalle National Bank. (INCORPORATED BY REFERENCE TO EXHIBIT 10.2(C) TO THE 1996 FORM 8-K.)

     10.28(a) Letter Amendment, dated as of April 30, 1996, to the Loan Agreement dated April 1, 1993 between California Pro, Inc. and LaSalle National Bank, as amended (the "CP Loan"). (INCORPORATED BY REFERENCE TO EXHIBIT 10.3(A) TO THE FORM 8-K.)

     10.28(b) Guaranty of the CP Loan by USA Skate. (Incorporated by reference to Exhibit 10.3(b) to the 1996 Form 8-K.)

     10.29 Lease Agreement, dated November 1, 1996, between Philip Calabrese and USA Skate Co., Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 10.31 IN REGISTRATION STATEMENT 33-98898.)

     10.30(a) Asset Purchase Agreement, dated September 10, 1997 by and among Les Equipements Sportifs Davtec Inc., USA Skate Co., Inc., USA Skate Corporation, the Registrant, Rawlings Canada Inc. and Rawlings Sporting Goods Company, Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(A) TO REGISTRANT'S FORM 8-K, FILED SEPTEMBER 29, 1997, REPORTING AN EVENT ON SEPTEMBER 12, 1997, COMMISSION FILE NO. 0-25114 (THE "1997 FORM 8-K").)

     10.30(b) Exhibit A - Escrow Agreement, dated September 12, 1997 by and among Les Equipements Sportifs Davtec Inc., USA Skate Co., Inc., Rawlings Canada Inc., Rawlings Sporting Goods Company, Inc. and the Bank of New York. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(B) TO REGISTRANT'S 1997 FORM 8-K.)

     10.30(c) Exhibit C - Guaranty, dated September 12, 1997 for Rawlings Canada Inc. and Rawlings Sporting Goods Company, Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(C) TO REGISTRANT'S 1997 FORM 8-K.)

     Number         Description
     ------         -----------
     10.31          Agreement and Plan of Merger,  dated January 30, 1998 by and
                    among  the   Registrant,   ImaginOn,   Inc.   and   ImaginOn
                    Acquisition Corp. FILED HEREWITH.

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

                                       CALIFORNIA PRO SPORTS, INC.


Date: April 15, 1998                   /s/ Barry S. Hollander
                                       -----------------------------------------
                                       Barry S. Hollander, Acting President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: April 15, 1998                   /s/ Henry Fong
                                       -----------------------------------------
                                       Henry Fong, Chief Executive
                                        Officer and Director


Date: April 15, 1998                   /s/ Barry S. Hollander
                                       -----------------------------------------
                                       Barry S. Hollander, Chief Financial
                                        Officer and Principal Accounting Officer


Date: April 15, 1998                   /s/ Brian C. Simpson
                                       -----------------------------------------
                                       Brian C. Simpson, Director


Date: April 15, 1998                   /s/ Hung-Chang Yang
                                       -----------------------------------------
                                       Hung-Chang Yang, Director

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
California Pro Sports, Inc.

We have audited the accompanying consolidated balance sheet of California Pro Sports, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Pro Sports, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that California Pro Sports, Inc. will continue as a going concern. As more fully described in Note 1, the Company incurred significant recurring operating losses in 1997 and 1996, has a working capital deficiency and has an accumulated deficit at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN & CO.



Denver, Colorado
April 14, 1997

                           CALIFORNIA PRO SPORTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1997

                                     Assets
                                     ------

                                                           Unaudited
                                                           pro forma       Historical
                                                           ---------       ----------
                                                           (Note 4)
Current assets:
      Cash ............................................   $  1,413,969    $     13,969
      Accounts receivable, less allowance
       for doubtful accounts of $216,000:
        Trade .........................................         10,000          10,000
        Related parties ...............................        131,270         131,270
        Other .........................................         90,000          90,000
      Prepaid expenses and other ......................         28,141          28,141
      Assets of subsidiary held for sale (Note 4) .....                      1,104,527
                                                          ------------    ------------
          Total current assets ........................      1,673,380       1,377,907
                                                          ------------    ------------

Furniture and equipment, net of accumulated
 depreciation of $319,866 .............................        153,387         153,387
                                                          ------------    ------------
Intangible assets, net of accumulated
 amortization of $ 66,137:
      Trademark license and other costs ...............        546,212         546,212
      Goodwill ........................................                        191,121
                                                          ------------    ------------
                                                               546,212         737,333
                                                          ------------    ------------
                                                          $  2,372,979    $  2,268,627
                                                          ============    ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses ...........   $     64,393    $     64,393
      Liabilities of subsidiary held for sale (Note 4)                       1,714,139
                                                          ------------    ------------
          Total liabilities (all current) .............         64,393       1,778,532
                                                          ------------    ------------
Minority interest .....................................                        385,149
                                                          ------------    ------------
Commitments and contingencies  (Notes 4, 5, and 11)
Shareholders'  equity (Note 7):
      Preferred stock, $0.01 par value, authorized
       5,000,000 shares; issued 1,099,685 ............          10,997          10,997
      Common stock, $0.01 par value, authorized
       10,000,000  shares; issued 6,734,430 ..........          67,344          67,344
      Warrants ........................................        394,200         394,200
      Options .........................................      1,310,000
      Capital in excess of par ........................     11,080,758      11,080,758
      Accumulated deficit .............................    (10,554,713)    (10,554,713)
      Treasury stock held by subsidiary; consisting of
         750,471 shares of preferred stock; 360,000
         shares of common stock .......................                       (893,640)
                                                          ------------    ------------
          Total shareholders' equity ..................      2,308,586         104,946
                                                          ------------    ------------
                                                          $  2,372,979    $  2,268,627
                                                          ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                      1997            1996
                                                                  ------------    ------------
Net sales .....................................................   $  9,087,767    $ 16,952,904
                                                                  ------------    ------------
Cost of sales:
      Substantially from a related party (Note 1) .............                      3,148,423
      Others ..................................................      7,445,344       9,852,861
      Inventory markdowns and adjustments .....................                      1,059,750
                                                                  ------------    ------------
                                                                     7,445,344      14,061,034
                                                                  ------------    ------------
        Gross profit ..........................................      1,642,423       2,891,870
                                                                  ------------    ------------
Operating expenses:
      Sales and marketing expenses ............................      1,253,670       2,434,255
      General and administrative expenses .....................      3,387,882       3,037,751
      Depreciation and amortization ...........................        628,601         681,717
      Consulting fees, related party (Note 5) .................        210,000         200,000
      Restructuring and impairment charges (Note 11) ..........        237,452       1,229,000
                                                                  ------------    ------------
Total operating expenses ......................................      5,717,605       7,582,723
                                                                  ------------    ------------
Loss from operations ..........................................     (4,075,182)     (4,690,853)
                                                                  ------------    ------------
Other expenses (income):
      Interest expense:
        Related parties .......................................        297,338         305,947
        Other .................................................        669,140       1,083,274
      Foreign currency (gains) losses .........................        (59,791)         44,012
      Royalty and other income ................................        (62,312)        (51,376)
      Loss on marketable securities (Note 3) ..................         62,392         144,457
      Gain on sale of investment in subsidiary (Note 4) .......        (87,593)       (111,366)
      Gain from issuance of common stock by subsidiary (Note 4)                       (479,100)
      Finance fees (Note 4) ...................................        440,643
      Loss on sale of USA Skate assets (Note 4) ...............        751,522
                                                                  ------------    ------------
                                                                     2,011,339         935,848
                                                                  ------------    ------------

Loss before income taxes and minority interest ................     (6,086,521)     (5,626,701)
Income tax benefit (Note 6) ...................................       (166,404)       (244,500)
                                                                  ------------    ------------

Loss before minority interest .................................     (5,920,117)     (5,382,201)

Minority interest .............................................       (727,197)        193,681
                                                                  ------------    ------------

Loss before extraordinary item ................................     (5,192,920)     (5,575,882)

Extraordinary item (Note 9) ...................................        383,705
                                                                  ------------    ------------

Net loss ......................................................   $ (4,809,215)   $ (5,575,882)
                                                                  ============    ============
Loss per share:
     Before extraordinary item                                    $      (0.94)   $      (1.37)
     Extraordinary item                                                   0.07
                                                                  ------------    ------------
Loss per common share .........................................   $      (0.87)   $      (1.37)
                                                                  ============    ============

Weighted average number of shares outstanding .................      5,544,833       4,078,864
                                                                  ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                         Common Stock                Preferred Stock            Warrants
                                   --------------------------    --------------------------    -----------
                                     Shares         Amount         Shares         Amount
                                   -----------    -----------    -----------    -----------
Balances, January 1, 1996 ......     3,783,511    $    37,835                                  $   394,200

Issuance of 400,000 shares
 of common stock (Note 7) ......       400,000          4,000

Issuance of 36,000 shares of
 common stock in settlement of an
 account payable (Note 7) ......        36,000            360

Issuance of 480,000 shares of
 common stock in
 settlement of payables to
 officers/shareholders (Note 7)        480,000          4,800

Net loss for 1996 ..............

Cumulative foreign currency
 translation adjustment ........
                                   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 1996 ....     4,699,511         46,995                                      394,200

                                                                     (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997 AND 1996 (PAGE 2)

                                                                 Cumulative
                                                                  foreign
                                                                  currency
                                   Capital in                    translation     Treasury
                                  excess of par     Deficit      adjustment        Stock          Total
                                  -------------   -----------    -----------    -----------    -----------
Balances, January 1, 1996 ......   $ 4,727,492    $  (169,616)                                 $ 4,989,911

Issuance of 400,000 shares
 of common stock (Note 7) ......       896,000                                                     900,000

Issuance of 36,000 shares of
 common stock in settlement of an
 account payable (Note 7) ......       107,640                                                     108,000

Issuance of 480,000 shares of
 common stock in
 settlement of payables to
 officers/shareholders (Note 7)        655,200                                                     660,000

Net loss for 1996 ..............                   (5,575,882)                                  (5,575,882)

Cumulative foreign currency
 translation adjustment ........                                 $    (7,774)                       (7,774)
                                   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 1996 ....     6,386,332     (5,745,498)        (7,774)                    1,074,255

                                                                     (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997 AND 1996 (PAGE 3)

                                         Common Stock                Preferred Stock            Warrants
                                   --------------------------    --------------------------    -----------
                                     Shares         Amount         Shares         Amount
                                   -----------    -----------    -----------    -----------
Issuance of 371,493 shares of
 common stock in exchange for
 480,417 shares of the Company's
 subsidiary stock (Note 4) ......      371,493          3,715

Issuance of 75,000 shares of
 common stock in satisfaction of
 300,000 options to purchase
 common stock (Note 5) ..........       75,000            750

Issuance of 75,000 shares of
 common stock for consulting
 and financial services (Note 5)        75,000            750

Issuance of 865,225 shares of
 common stock in satisfaction
 of $1,171,656 of liabilities
 (Note 7) .......................      865,225          8,652

Issuance of 235,701 shares of
 common stock for extending
 maturity date on certain notes
 (Note 4) .......................      235,701          2,357

Issuance of 52,500 shares of
 common stock upon the exercise
 of options (Note 7) ............       52,500            525

Issuance of 349,214 Class A
 Series Preferred Stock  (Note 7)                                    349,214    $     3,492

Issuance of stock to subsidiary
 in satisfaction of $893,640
 liabilities (Note ) ............      360,000          3,600        750,471          7,505

Net loss for 1997 ...............

Foreign currency translation
 adjustment .....................
                                   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 1997 .....    6,734,430    $    67,344      1,099,685    $    10,997    $   394,200
                                   ===========    ===========    ===========    ===========    ===========

                                                                     (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997 AND 1996 (PAGE 4)

                                                                 Cumulative
                                                                  foreign
                                                                  currency
                                   Capital in                    translation     Treasury
                                  excess of par     Deficit      adjustment        Stock          Total
                                  -------------   -----------    -----------    -----------    -----------
Issuance of 371,493 shares of
 common stock in exchange for
 480,417 shares of the Company's
 subsidiary stock (Note 4) ......      407,677                                                     411,392

Issuance of 75,000 shares of
 common stock in satisfaction of
 300,000 options to purchase
 common stock (Note 5) ..........       69,563                                                      70,313

Issuance of 75,000 shares of
 common stock for consulting
 and financial services (Note 5)        74,250                                                      75,000

Issuance of 865,225 shares of
 common stock in satisfaction
 of $1,171,656 of liabilities
 (Note 7) .......................    1,163,004                                                   1,171,656

Issuance of 235,701 shares of
 common stock for extending
 maturity date on certain notes
 (Note 4) .......................      438,284                                                     440,641

Issuance of 52,500 shares of
 common stock upon the exercise
 of options (Note 7) ............       94,475                                                      95,000

Issuance of 349,214 Class A
 Series Preferred Stock  (Note 7)    1,564,638                                                   1,568,130

Issuance of stock to subsidiary
 in satisfaction of $893,640
 liabilities (Note ) ............      882,535                                                    (893,640)

Net loss for 1997 ...............                  (4,809,215)                                  (4,809,215)

Foreign currency translation
 adjustment .....................                                      7,774                         7,774
                                   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 1997 .....  $11,080,758   $(10,554,713)                  $  (893,640)   $   104,946
                                   ===========    ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------    ------------
Cash flows from operating activities:
      Net loss .................................................   $ (4,809,215)   $ (5,575,882)
                                                                   ------------    ------------
      Adjustments to reconcile net loss to
       net cash used in operating activities:
      Extraordinary gain .......................................       (383,705)
      Inventory markdowns and adjustments ......................                      1,059,750
      Net unrealized holding loss ..............................         62,392         144,457
      Gain on sale of investment in subsidiary .................        (87,593)       (111,366)
      Gain from issuance of common stock by subsidiary .........                       (479,100)
      Loss on sale of USA Skate assets .........................        751,522
      Expense incurred upon issuance of common stock and options        724,223
      Depreciation and amortization ............................        628,601         681,717
      Amortization of license fee payable and other ............         88,867         214,688
      Provision for losses on accounts receivable ..............        250,836         228,000
      Foreign currency (gains) loss ............................        (59,791)         44,012
      Minority interest ........................................       (727,197)        193,681
      Restructuring and impairment charges .....................        237,452       1,229,000
Decrease (increase) in assets:
      Accounts receivable ......................................       (135,947)      2,432,580
      Income taxes receivable ..................................        221,624        (221,624)
      Due from related parties .................................       (310,369)         22,866
      Inventories ..............................................      1,806,578       2,578,805
      Prepaid expenses and other ...............................        436,111        (236,638)
      Assets of subsidiary held for sale
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses ....................       (394,606)     (1,210,188)
      Payables to officers/shareholders and other
        related parties ........................................        (36,804)        136,250
      Income taxes payable .....................................                       (208,304)
      Liabilities of subsidiary held for sale                        (1,340,648)
                                                                   ------------    ------------
            Total adjustments ..................................      1,731,546       6,498,586
                                                                   ------------    ------------
Net cash provided by (used in) operating activities ............     (3,077,669)        922,704
                                                                   ------------    ------------

Cash flows from investing activities:
      Payment from sale of USA Skate Co., Inc. .................     14,500,000
      Payment for purchase of subsidiary,
       net of cash acquired ....................................                     (3,551,760)
      Payments for intangible assets ...........................                       (436,600)
      Capital expenditures .....................................        (95,141)       (237,545)
      Proceeds from sale of marketable securities ..............        166,260
      Acquisition, offering and financing costs ................                       (421,770)
                                                                   ------------    ------------
Net cash used in investing activities ..........................     14,571,119      (4,647,675)
                                                                   ------------    ------------

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------    ------------
Cash flows from financing activities:
      Proceeds from notes payable and long-term debt ...........        174,545       4,543,522
      Repayments of notes payable, license fees
        and long-term debt .....................................    (11,713,124)     (1,587,263)
      Net proceeds from issuance of
       common stock and warrants ...............................                        819,600
                                                                   ------------    ------------
Net cash provided by financing activities ......................    (11,538,579       3,775,859
                                                                   ------------    ------------
Net increase (decrease) in cash ................................         45,129          50,888

Cash, beginning ................................................         59,098           8,210
                                                                   ------------    ------------
Cash, ending ...................................................   $     13,969    $     59,098
                                                                   ============    ============

Supplemental disclosure of cash flow information:
      Cash paid for interest ...................................   $               $  1,041,900
                                                                   ============    ============

      Cash paid for income taxes ...............................   $               $     89,300
                                                                   ============    ============

Supplemental disclosure of noncash investing
  and financing activities:
      Purchase (disposition) of USA Skate Co., Inc. ............
        net of cash acquired:
        Fair value (cost) of assets acquired ...................   $(16,937,947)     11,334,200
        Intangible assets ......................................                      2,777,774
        Liabilities (assumed) disposed of ......................      1,899,533      (9,210,214)
        Fair value of assets exchanged .........................                     (1,350,000)
        Loss on disposition                                             538,414
                                                                   ------------    ------------
      Total cash paid (received), net of cash acquired .........   $(14,500,000)   $  3,551,760
                                                                   ============    ============

      Issuance of 371,493 shares of common stock in
        exchange for 480,417 shares of Company's
        Subsidiary stock .......................................   $    411,392    $
                                                                   ============    ============

      Issuance of 865,225 shares in 1997 and
        36,000 shares in 1996 of common stock in satisfaction
        of amounts due .........................................   $  1,171,656         108,000
                                                                   ============    ============

      Issuance of 400,000 shares of common stock
        in exchange for consulting and non-compete
        agreements .............................................                   $    900,000
                                                                                   ============

      Issuance of 480,000 shares of common stock
        in settlement of payables to officers/shareholders .....                   $    660,000
                                                                                   ============

      Minimum royalties payable in exchange
        for a license agreement ................................                   $  2,213,235
                                                                                   ============

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1.       Basis of presentation, business and plan of restructuring:

         Basis of presentation:

         The accompanying consolidated financial statements include the accounts of California Pro Sports, Inc. (the "Company") and its subsidiaries, California Pro, Inc. ("CP") and USA Skate Corporation ("Skate Corp."). Skate Corp. was formed in 1995 to acquire USA Skate Co., Inc. ("USA Skate"). On December 31, 1997, the Company owned 100% of the outstanding CP capital stock and 62.3% of the outstanding Skate Corp. capital stock. Minority interest represents Skate Corp.'s minority shareholders' 37.7% ownership interest in Skate Corp. Intercompany transactions have been eliminated in consolidation.

         Effective April 30, 1996, the Company, through Skate Corp., completed the acquisition of all of the outstanding capital stock of USA Skate, a New York corporation, which owns, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec Inc., a Canadian corporation ("Davtec"). The acquisition was accounted for as a purchase. Accordingly, the consolidated statements of operations include the results of USA Skate and Davtec beginning May 1, 1996. In September 1997, Skate Corp., sold substantially all of the operating assets of USA Skate and Davtec (Note 4).

         Business and plan of restructuring:

         Prior to the second quarter of 1997, the Company sold in-line skates and accessories, under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America, and sold snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America and distributors in Europe and Japan. Prior to September 1997, the Company also manufactured, imported and marketed VICTORIAVILLE(TM), VIC(R), and McMartin(TM) ice and street/roller hockey skates, sticks and related protective gear and accessories for sale to retail sporting goods stores in the United States and Canada and independent distributors primarily located in Europe. A majority of the in-line skates were manufactured for the Company by Playmaker Co. Ltd. ("Playmaker"), a minority shareholder of the Company.

         In 1996 and 1997, due to continuing operating losses, management decided to restructure and deleverage the Company. In connection with these plans, the Company:

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         a. Ceased operating the California Pro and Kemper licenses, eliminated most of the operating and overhead expenses associated with its sporting goods business and began to concentrate on sub-licensing the Company's trademark rights. Accordingly, in 1996 the Company recorded restructuring charges of $1,229,000 (Note 11) and in the second quarter of 1997, the Company began liquidating remaining in-line skate, snowboard and accessories inventories.

         b. Completed the sale of substantially all of the operating assets of USA Skate and Davtec (Note 4).

         c. Commenced a search for sub-licensees of its California Pro and Kemper licenses.

         d. Commenced a search for a merger candidate. As a result of its search, on October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc., a privately held company, and on January 30, 1998, the Company signed an agreement and plan of merger with ImaginOn (Note 10).

         e. Began investigating other options, including the sale of subsidiaries and potential private offerings (Note 4).

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1997 and 1996 and has a working capital deficiency and a accumulated deficit at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

2.       Significant accounting policies:

         Use of accounting estimates in financial statement preparation:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

           reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Inventories:

         Inventories are stated at the lower of cost (first-in first-out method) or market. At December 31, 1997, there are no remaining inventories.

         Furniture, equipment, and depreciation:

         Furniture and equipment are stated at cost. Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives (5 to 10 years) of the related assets.

         Intangible assets:

         Intangible assets at December 31, 1997 consist of trademark licence costs related to the California Pro and Kemper perpetual license agreements and goodwill representing the cost of the Company's investments in Skate Corp. and its subsidiaries in excess of the net tangible assets acquired. Trademark license costs are amortized on the straight-line method over 5 to 11 years. Goodwill is amortized on the straight-line method over 15 to 25 years.

         Management   assesses  the  carrying  value  of  intangible  and  other long-lived assets for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expenses. In 1997, goodwill related to Skate Corp. with a carrying value of $428,573 was written down to $191,121 (Note 4). In 1996, intangible assets with a carrying value of $9,192,506 were written down to $8,473,806 (Note 11). The resulting expense of $237,452 and $718,700 for 1997 and 1996, respectively, was included in restructuring and impairment charges.

         Foreign currency transactions:

         CP primarily purchased  and sold its  in-line  skate  products  in U.S.
           dollars. CP primarily purchased its snowboard products in German Deutsche Marks ("DM") and sold to its customers in either DM or U.S. dollars. USA Skate primarily purchased and sold its products in U.S. dollars, and Davtec primarily purchased

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

           its goods in Canadian dollars and sold to customers in both U.S. and Canadian dollars. Gains and losses on foreign currency transactions are included in determining consolidated net loss.

         Loss per share:

         The Company adopted Statement of Financial  Accounting  Standards (SFAS
           No. 128) during 1997. This statement requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS amounts are based on the weighted average shares of common stock outstanding. Diluted EPS reflects the potential dilution assuming the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. Diluted EPS was not materially different from basic EPS in 1997 and 1996. The adoption of SFAS No. 128 did not impact previously reported EPS.

         Fair value of financial instruments:

         The carrying  value of the Skate  Corp.  convertible  promissory  notes payable, included in liabilities of subsidiary held for sale on the consolidated balance sheet (Note 4), is not practicable to estimate because management believes that due to the financial condition of the Company, similar instruments with similar terms could not be obtained elsewhere. The fair values of the Company's receivables and payables to related parties are not practicable to estimate, due to the related party nature of the underlying transactions and indefinite payment terms. The carrying amounts of the Company's other financial instruments approximates their fair values because of the short maturities of these instruments.

         Subsidiary equity transactions:

         In 1996, the Company adopted an accounting policy to recognize in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries, which have the effect of reducing the parent's percentage equity holding.

         Stock-based compensation:

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


         Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting
           for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or service from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB NO. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Recently issued accounting standards:

         The Financial Accounting Standards Board recently issued SFAS No.'s 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information," respectively. Both of these statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of income including minimum pension liability adjustments and foreign currency translation adjustments, among others. Reclassification of earlier financial statements for comparative purposes is required. SFAS No. 131 revises existing standards for reporting information about operating segments and requires the reporting of selected information in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that implementation of SFAS No. 130 and No. 131 will not materially impact the Company's financial statements.

         Reclassifications:

         Certain amounts reported in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.       Marketable securities:

         In 1996, the Company  received  marketable securities from an affiliate

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

           in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At December 31, 1996, the market value of these securities had decreased, and therefore, the Company recognized a net unrealized holding loss of $144,457. In 1997, the Company sold these securities and recognized an additional loss of $62,392. These amounts are included in loss on marketable securities in the consolidated statements of operations.

4.       Skate Corp. transactions:

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

         Gain on sale of investment in subsidiary:

         In June 1996, the Company satisfied $260,000 of amounts payable to officers/shareholders by transferring to the officers/shareholders 216,667 shares of Skate Corp. common stock from the Company's original investment in 2,000,000 Skate Corp. shares. The recorded cost of the Skate Corp. shares transferred was $148,634, and the fair value of those shares was $260,000 (based on sales of the Skate Corp. shares to third parties), resulting in a gain of $111,366.

         In March 1997, the Company satisfied payables in the amount of $106,500 by exchanging 88,750 shares of Skate Corp. common stock held by the Company in satisfaction of the liability. The carrying value of the Skate Corp. shares was $61,237 and the estimated fair value of those shares was $106,500. The Company also sold 83,000 shares of Skate Corp. common stock held by the Company to a third party. The carrying value of the Skate Corp. shares was $57,270 and the sales price was $99,600. These transactions resulted in total gains of $87,593.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         Purchase of subsidiary common stock:

         In May and September 1997, the Company acquired 230,417 shares of Skate
           Corp. common stock from two shareholders (one of which was an officer) in exchange for 238,160 shares of common stock of the Company.

         Sale of USA Skate assets:

         On September 12,  1997,  the  Company  sold  substantially  all  of the operating assets of USA Skate for $14,500,000, with $1,000,000 to be held in escrow for potential purchase price adjustments and other claims. The proceeds of the sale were used to repay the Company's outstanding lines of credit and other liabilities. Subsequent to September, purchase price and other adjustments have reduced the escrow account by approximately $422,000 and approximately $105,000 of the escrow account was disbursed and used to repay a trade liability. The balance of the escrow account is to be disbursed to the Company in June 1998, subject to resolution of any additional adjustments or claims that arise. The Company recognized a loss of approximately $752,000 on the sale of the USA Skate assets.

         The remaining  account  balances of Skate Corp. have been classified as assets and liabilities of subsidiary held for sale in the accompanying consolidated balance sheet and consist of the following:

          Assets of subsidiary held for sale:
               Cash held in escrow .................   $  472,002
               Accounts receivable:
                 Trade .............................       47,525
                 Related parties ...................      585,000
                                                       ----------
                                                       $1,104,527
                                                       ==========
          Liabilities of subsidiary held for sale:
               Accounts payable and accrued expenses   $  589,239
               Note payable, related party .........       50,000
               Convertible promissory notes payable     1,074,900
                                                       ----------

                                                       $1,714,139
                                                       ==========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         The accounts receivable, related parties are non-interest bearing and are due June through September 1998. The note payable, related party bears interest at 10% and is currently in default. The convertible promissory notes were originally due in January 1997 with interest at 9%. In January 1997, the due date of the notes was extended to July 1997 and the interest rate was adjusted to 12%. Beginning July 1997, substantially all of the note holders agreed to extend the notes for 30 day intervals in exchange for the Company issuing the note holders common stock of the Company at each extension date. Through December 31, 1997, the Company has issued 235,701 shares of common stock and recognized financing fees of approximately $441,000. Subsequent the December 31, 1997, the notes have been extended through May 1998 in exchange for 149,285 shares of common stock. The Company is in default on $95,625 of the notes held by those note holders that have not agreed to the extensions.

         Subsequent sale of the Company's investment in Skate Corp. and sale of options:

         In April  1998, the  Company  received  commitments  from  a  group  of accredited investors to purchase for $1,400,000 the shares of common stock of Skate Corp. that are currently owned by the Company along with an option to acquire shares of the Company in exchange for the purchased shares of Skate Corp. The options allow the investors to exchange each common share of Skate Corp. for 1.5 shares of the Company's common stock. The transaction results in the investors acquiring 1,842,000 shares of Skate Corp. common stock and options to exchange those shares for 2,763,000 shares of the Company's common stock. Of the total $1,400,000 purchase price, $1,310,000 will be allocated to the options and $90,000 will be allocated to the sale of the Skate Corp. stock. At December 31, 1997, the Company wrote down its investment in Skate Corp. (Note 2). Therefore, the transaction will not result in any gain or loss to the Company. Two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000 if all of the investors exercise their options to exchange the Skate Corp. common shares for common shares of the Company.

         The accompanying consolidated balance sheet includes an unaudited pro forma consolidated balance sheet as of December 31, 1997, that gives effect to the sale of the Skate Corp. stock as if the transaction had been consummated on December 31, 1997. The unaudited pro forma consolidated balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma consolidated balance sheet does not purport to be indicative of the financial position of the Company had the sale occurred on December 31, 1997.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         The unaudited pro forma balance sheet includes pro forma adjustments to record the receipt of $90,000 of cash in exchange for the Company's investment in Skate Corp. and the receipt of $1,310,000 of cash in exchange for options to acquire 2,763,000 shares of the Company's common stock in exchange for 1,842,000 shares of Skate Corp. common stock.

5.       Commitments and contingencies:

         Office lease:

         The Company is currently leasing office space in South Carolina on a month-to-month basis for $3,000 per month. Total rent expense for 1997 and 1996 was approximately $227,000 and $277,000, respectively, and includes rent expense and lease termination fees on the Company's prior operating warehouses and office space.

         In-line skate license agreements:

         The Company has various license agreements with Playmaker, under which the Company has the exclusive, royalty-free right to use the California Pro and Rolling Thunder names and trademarks on in-line skates, accessories and other products in the United States, Canada, certain areas of the Caribbean and U.S. military exchanges worldwide. The Company has also entered into an agreement with Playmaker whereby Playmaker will pay the Company a 5% royalty on all sales of any product made by Playmaker to any new customer of Playmaker generated by the Company. No royalties have been agreed to or paid to date under this agreement. The agreements are subject to cancellation if the Company does not meet certain sales and/or purchase requirements.

         The Company has a patent license agreement related to one feature on several of the Company's in-line skate models. Under the license agreements, the Company pays royalty fees based on its sales of the related items. Playmaker reimburses the Company for a portion of the royalties paid. The royalties were not significant in 1997 or 1996.

         Kemper license agreements:

         The Company has a license agreement for the exclusive, perpetual use of the Kemper name on snowboards and accessories. The Company pays a royalty based on net

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

           sales of products sold under this license.

         In 1997, the Company entered into a three-year exclusive sub-license agreement with a third party which allows the third party to manufacture and sell certain Kemper products. The agreement provides for the Company to receive license fees based on manufacturing costs, or an annual minimum guaranteed payment.

         In February 1998, the Company entered into a two-year agreement with a third party snowboard manufacturer and marketer. The agreement assigns all of the Company's license rights to the Kemper name (except for the sub-license described above) to the third party in exchange for the greater of a royalty fee based on sales, or an annual minimum guaranteed payment.

         Employment, consulting and non-compete agreements:

         On a month to month basis, the Company pays an officer/ shareholder consulting fees of $10,000 per month. Prior to the sale of the USA Skate assets, the Company also paid another officer/shareholder a monthly consulting fee.

         Effective July 1995, the Company entered into a twelve-month consulting agreement with an unrelated third party to receive financial advisory and consulting services in exchange for fees of $24,000 in 1996 and an agreement to issue warrants to purchase up to an aggregate of 300,000 shares of the Company's common stock. In 1997, in lieu of the warrants to purchase 300,000 shares of common stock, the Company issued the party 75,000 shares of common stock. A new consulting agreement with this third party was entered into in 1997, which expires in 1999. Under this agreement, the Company issued 75,000 shares of common stock and 33,333 shares of preferred stock to the consultant.

         Litigation:

         The Company, along with other defendants, has been involved in a copyright infringement action. In October 1997 a jury verdict in the amount of $450,000 was awarded against the defendants. The Company believes that any amount it may ultimately pay is covered by insurance in its entirety, subject to relevant deductibles. The
           Company has filed motions to overturn or reduce the award. The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         NASDAQ notification of delisting:

         The NASDAQ Stock Market, Inc. issued new standards for continued listing of SmallCap Market participants which became effective in February 1998. The Company is a SmallCap Market participant and must meet these new requirements. On the effective date, the Company did not meet the new requirements of having net tangible assets that exceed $2,000,000. Under the new standards, NASDAQ has established a review process for companies temporarily out of compliance. The Company filed its written request for a temporary exemption to the new standards in March 1998 and NASDAQ is scheduled to review the matter during April 1998. Along with the written request, the Company filed a Form 8-K which, on a pro-forma basis, shows compliance with the new continued listing requirements.

6.       Income taxes:

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

         The benefit for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                             1997                 1996
                                             ----                 ----
        Current:
           Federal ..................                        $  (174,000)
           State and local ..........                             41,900
           Foreign ..................    $  (166,404)            (29,300)
                                         -----------         -----------
                                            (166,404)           (161,400)
                                         -----------         -----------
        Deferred:
           Federal ..................     (1,345,000)         (1,393,000)
           State and local ..........       (219,000)           (230,600)
           Foreign ..................       (120,000)             46,000
                                         -----------         -----------
                                          (1,684,000)         (1,577,600)
                                         -----------         -----------
        Change in valuation allowance
          for deferred tax assets ...      1,684,000           1,494,500
                                         -----------         -----------
        Income tax benefit               $  (166,404)        $  (244,500)
                                         ===========         ===========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                                         1997              1996
                                                         ----              ----

        Statutory income tax benefit ...........         (34)%             (34)%
        State and local income taxes ...........                              1%
        Deferred income tax valuation allowance            28%               24%
        Nondeductible expense ..................            1%                2%
        Other ..................................            2%                3$
                                                         -----             -----
                                                          (3)%              (4)%
                                                         =====             =====

         The following is a summary of the Company's deferred tax assets and liabilities at December 31, 1997:

         Deferred tax assets:
           Net operating loss carryforward ...     $ 2,919,000
           Intangible assets .................         308,000
           Accounts receivable ...............         174,000
                                                   -----------
                                                     3,401,000
         Valuation allowance
          for deferred tax assets                  $(3,401,000)
                                                   -----------
                                                   $       -0-
                                                   ===========

         Net operating loss carryforwards of approximately $7,800,000 are available to offset future taxable income, if any, through 2012. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

7.       Shareholders' equity:

         Preferred stock:

         The holders of the Company's preferred stock are entitled to vote on any matter submitted to the shareholders of the Company. Each share of preferred stock is entitled to three

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

           votes. Each share of outstanding preferred stock will immediately and automatically convert to three shares of common stock upon shareholder approval of a recapitalization measure that increases the authorized number of common shares of the Company.

         Issuances of preferred stock:

         In 1997,   the   Company  issued  349,214  shares  of  preferred  stock
           (including 30,167 to an officer/shareholder) in satisfaction of $1,568,130 of liabilities (including $181,000 due to the officer/shareholder). The shares were valued based upon the trading price of the Company's common stock, adjusted for the one for three conversion feature of the preferred stock.

         Issuances of common stock:

         In 1997, the Company  issued  865,225 shares of common stock (including
           299,633 to officers/shareholders) in satisfaction of $1,171,656 of liabilities (including $493,995 due to the officers/shareholders). The shares were valued at the trading price of the Company's common stock.

         Issuance of stock to Skate Corp.:

         In 1997, the Company issued 750,471 shares of preferred stock and 360,000 shares of common stock to Skate Corp. is satisfaction of intercompany liabilities of $893,640. This transaction has been accounted for as a treasury stock transaction in the consolidated financial statements.

         Issuances of common stock in 1996:

         During 1996, the Company issued 400,000 shares of the Company's  common stock at an agreed value of $900,000, or $2.25 per share, as compensation under a consulting and non-compete agreement; and 36,000 shares of common stock at $3.00 per share (the trading price of the stock at the date the Board of Directors authorized the issuance) in satisfaction of a $108,000 account payable. The Company also issued 480,000 shares of the Company's common stock to officers/shareholders of the Company at $1.37 per share (the trading price of the stock at the date the Board of Directors authorized the issuance) in satisfaction of $660,000 of payables.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         Stock options:

         The Company has a stock option plan (the "1994 Stock Option Plan") which provides for the issuance to employees, officers, directors, and consultants of the Company options to purchase up to 200,000 shares of common stock. Options may be granted as incentive stock options or as non-statutory options. Only employees are eligible to receive incentive options. For options that are granted, the exercise period may not exceed ten years. The exercise price for incentive options may not be less than 100% of the fair market value of the Company's common stock on the date of grant, except for options issued to persons controlling more than 10% of the Company's common stock, for which the option price may not be less than 110% of the fair market value of the Company's common stock on the date of grant. The exercise price for non-statutory options may not be less than 80% of the fair market value of the Company's common stock on the date of grant.

         In 1997, the Company granted options to purchase 150,000 shares of common stock to non-employees for services provided to the Company. General and administrative expense was charged $42,500.

         A summary of the status of the Company's stock options and weighted average exercise prices is as follows:

                         1994 Plan              Other               Total
                     -----------------    -----------------   -----------------
                      Shares     Price     Shares     Price    Shares     Price
                     --------    -----    --------    -----   --------    -----
Outstanding,
 January 1, 1996 .     36,500    $2.50                          36,500    $2.50

Forfeited             (16,500)   $2.50                         (16,500)   $2.50
                     --------    -----    --------    -----   --------    -----

Outstanding,
 December 31, 1996     20,000    $2.50                          20,000    $2.50

Granted ..........    130,000    $1.00     150,000    $0.97    280,000    $0.95

Exercised ........    (22,500)   $1.00     (30,000)   $1.00    (52,500)   $1.00
                     --------    -----    --------    -----   --------    -----

Outstanding,
 December 31, 1997    127,500    $1.24     120,000    $0.89    247,500    $1.07
                     ========    =====    ========    =====   ========    =====

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

         The 1994 Plan options expire from 1999 through 2003. The other options expire from 2000 through 2002.

         Had compensation cost for the 1994 Plan options granted in 1997 been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would not have been materially different from that reported.

         Warrants:

         The Company has outstanding warrants to purchase 1,990,000 shares of common stock at $2.50 per share that expire in June 1998 (the "Warrants"). In 1998, the exercise price of the warrants was changed to $1.50 per share and extended to December 1998. The Company also has outstanding warrants to purchase 120,000 Warrants at $0.30 per Warrant that expire in June 1998.

         In 1997,  the exercise  price of warrants to purchase 500,000 shares of the Company's common stock that had been granted to two officers/shareholders of the Company were reduced from $2.38 per share to $1.00 per share (which approximates fair value). These warrants expire from 2002 through 2003.

         The Company also has outstanding warrants to purchase 58,331 shares of common stock at $4.81 per share that expire in 2000.

8.       Extraordinary item:

         The Company recognized an extraordinary gain of $383,705 (of which $149,000 is related to debt owed to an officer/shareholder) from the extinguishment of debt for amounts less than the carrying value of the liabilities.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

9.       Foreign operations and export sales:

         Information about the Company's operations in the United States and Canada for the years ended December 31, 1997 and 1996 are as follows:

         1997:
                          United                                     Combined
                          States        Canada       Eliminations      total
                       -----------    -----------    ------------   -----------
Sales to unaffiliated
  customers .........  $ 5,494,000    $ 3,594,000                   $ 9,088,000
Intercompany sales ..                     740,000    $  (740,000)
                       -----------    -----------    -----------    -----------
Net sales ...........  $ 5,494,000    $ 4,334,000    $  (740,000)   $ 9,088,000
                       ===========    ===========    ===========    ===========
Loss from operations   $(3,650,000)   $  (418,000)   $    (7,000)   $(4,075,000)
                       ===========    ===========    ===========    ===========
Identifiable assets .  $ 2,269,000                                  $ 2,269,000
                       ===========    ===========    ===========    ===========

         1996:
                          United                                     Combined
                          States        Canada       Eliminations      total
                       -----------    -----------    ------------   -----------
Sales to unaffiliated
  customers .........  $11,877,000    $ 5,076,000                   $16,953,000
Intercompany sales ..                     841,000    $  (841,000)
                       -----------    -----------    -----------    -----------
Net sales ...........  $11,877,000    $ 5,917,000    $  (841,000)   $16,953,000
                       ===========    ===========    ===========    ===========

Income (loss) from
 operations .........  $(5,366,000)   $   590,000    $    85,000    $(4,691,000)
                       ===========    ===========    ===========    ===========

         During the years ended December 31, 1997 and 1996, sales by geographic regions were as follows:

                                           1997           1996
                                           ----           ----

        Europe and other ........      $ 1,395,330    $ 3,225,000
        Canada ..................        3,185,923      4,949,000
        Japan ...................          101,595        312,000
                                       -----------    -----------
             Total exports ......        4,682,848      8,486,000

        USA sales ...............        4,404,919      8,467,000
                                       -----------    -----------
             Total sales ........      $ 9,087,767    $16,953,000
                                       ===========    ===========

10.      Merger agreement:

         On October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc. of San Carlos, California ("ImaginOn"), a privately

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

           held  company.  On January 30, 1998,  the Company,  through  ImaginOn
           Acquisition Corp., a newly formed, wholly owned subsidiary of the Company, signed an agreement and plan of merger with ImaginOn whereby there would be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post-merger common stock of California Pro.

         ImaginOn,  formed  in  March  1996,  designs,  manufactures  and  sells consumer software products for Internet users. The merger transaction, which is expected to be completed by July 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's stockholders, and certain other conditions.


11.      Restructuring and impairment charges:

         The Company initiated its restructuring plan in 1996, which included the implementation of product line changes and a cost reduction program beginning in the fourth quarter of 1996. The Company recorded restructuring and impairment charges which consists of the following components:

                                   Non-cash asset
                                     write downs    Accruals       Total
                                     ----------    ----------    ----------
        1996:
        Equipment ...............    $  411,700                  $  411,700
        Trademarks ..............       368,000                     368,000
        Organizational costs and
          other intangibles .....       205,700                     205,700
        Consulting costs ........       145,000                     145,000
        Severance ...............                  $   22,100        22,100
        Lease termination .......                      76,500        76,500
                                     ----------    ----------    ----------
                                     $1,130,400    $   98,600    $1,229,000
                                     ==========    ==========    ==========
        1997:
        Goodwill                     $  237,452    $             $  237,452
                                     ==========    ==========    ==========