Form 10QSB
period 1998-03-31
CALIFORNIA PRO SPORTS INC
filed 1998-05-20
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

             For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,203,744 common shares, par value $.01 per share, outstanding at May 15, 1998.

Transitional Small Business Disclosure Format: YES [ ]  NO [X]

                   Page 1 of ___ total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                  Pro forma       Historical
                                                                 ------------    ------------
                                                                   (Note 4)
Current assets:
       Cash ..................................................   $  1,944,412    $      9,912
       Accounts receivable, less allowance for
        doubtful accounts of $216,000:
           Trade .............................................          3,148           3,148
           Related parties ...................................        121,726         121,726
           Other .............................................        120,000         120,000
       Prepaid expenses and other ............................          4,275           4,275
       Assets of subsidiary held for sale (Note 3) ...........                      1,049,803
                                                                 ------------    ------------
                      Total current assets ...................      2,193,561       1,308,864
                                                                 ------------    ------------
Furniture and equipment, net of accumulated
 depreciation of $361,629 ....................................        110,424         110,424
                                                                 ------------    ------------
Receivable, related parties (Notes 3 and 4) ..................         90,000
                                                                 ------------    ------------
Intangible assets, net of accumulated
  amortization of $86,463:
       Trademark license and other costs .....................        544,129         544,129
       Goodwill ..............................................                        152,847
                                                                 ------------    ------------
                                                                      544,129         696,976
                                                                 ------------    ------------
                                                                 $  2,938,114    $  2,116,264
                                                                 ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses .................   $    373,117    $    179,617
       Liabilities of subsidiary held for sale (Note 3) ......                      1,426,183
                                                                 ------------    ------------
                      Total liabilities (all current) ........        373,117       1,605,800
                                                                 ------------    ------------
Minority interest ............................................                        408,857
                                                                 ------------    ------------
Shareholders' equity (Note 5):
       Preferred stock, $0.01 par value;
              authorized 5,000,000 shares:
              Series A Preferred stock, issued 1,118,185 .....         12,860          11,182
              Series B Preferred stock, no shares issued .....             14
       Common stock, $0.01 par value; authorized
           10,000,000 shares; issued 7,003,744 ...............         72,532          70,037
       Warrants ..............................................        394,200         394,200
       Capital in excess of par ..............................     13,330,528      11,593,715
       Accumulated deficit ...................................    (11,245,137)    (11,245,137)
       Treasury  stock  held by  subsidiary;
         consisting  of  750,471 shares of
         preferred stock; 86,000 shares of common
         stock ...............................................                       (722,390)
                                                                 ------------    ------------
                      Total shareholders' equity .............      2,564,997         101,607
                                                                 ------------    ------------
                                                                 $  2,938,114    $  2,116,264
                                                                 ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998            1997
                                                                 ------------    ------------
Net sales ....................................................   $               $   2,765,809
                                                                 ------------    ------------

Cost of sales:
       Substantially from a related party ....................                         19,647
       Other .................................................                      2,199,509
                                                                 ------------    ------------
                                                                                    2,219,156
                                                                 ------------    ------------
Gross profit .................................................                        546,653
                                                                 ------------    ------------
Operating expenses:
       Sales and marketing expense ...........................          4,084         442,196
       General and administrative expense ....................        398,468         859,537
       Depreciation and amortization .........................         62,091         193,783
       Consulting fees, related party ........................         30,000          30,000
                                                                 ------------    ------------
                                                                      494,643       1,525,516
                                                                 ------------    ------------

Loss from operations .........................................       (494,643)       (978,863)
                                                                 ------------    ------------

Other expenses (income):
       Interest expense:
           Related party .....................................                         77,156
           Other .............................................         32,599         246,727
       Foreign currency loss .................................                        (45,943)
       Royalty income and other ..............................        (41,134)         (7,262)
       Gain on sale of investment in subsidiary (Note 8) .....                        (87,593)
       Loss on sale of marketable securities (Note 6) ........                         62,392
       Finance fees and other (Note 5) .......................        180,608
                                                                 ------------    ------------
                                                                      172,073         245,477
                                                                 ------------    ------------

Loss before minority interest and extraordinary item .........       (666,716)     (1,224,340)
Minority interest ............................................         23,708        (529,196)
                                                                 ------------    ------------

Loss before extraordinary item ...............................       (690,424)       (695,144)
Extraordinary item, debt forgiveness (Note 9) ................                        197,901
                                                                 ------------    ------------

Net loss .....................................................   $   (690,424)   $   (497,243)
                                                                 ============    ============

Loss per share before extraordinary item .....................   $       (.10)   $       (.15)

Extraordinary item ...........................................                            .04
                                                                 ------------    ------------
Net loss per share ...........................................   $       (.10)   $       (.11)
                                                                 ============    ============

Weighted average number of shares outstanding ................      6,916,360       4,704,214
                                                                 ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                Common stock        Preferred stock              Capital in
                             -------------------   ------------------             excess of                  Treasury
                              Shares     Amount      Shares    Amount  Warrants      par         Deficit       Stock      Total
                             ---------  --------   ---------  -------  --------  -----------  ------------   ---------   --------
Balances, January 1, 1998    6,734,430  $ 67,344   1,099,685  $10,997  $394,200  $11,080,758  $(10,554,713)  $(893,640)  $104,946

Issuance of 111,814
shares of common stock
in consideration for
extending the date on
certain notes (Note 5)         111,814     1,118                                     159,404                              160,522

Issuance of 50,000 shares
of common stock for
consulting services (Note
5)                              50,000       500                                      68,250                               68,750

Issuance of 107,500
shares of common stock
upon exercise of options       107,500     1,075                                     106,425                              107,500
(Note 5)

Issuance of 18,500 shares
of Series A
preferred stock (Note 5)                              18,500      185                 76,128                               76,313

Issuance of 274,000
treasury stock, owned by
Skate Corp. in satisfaction
of $274,000 of liabilities                                                           102,750                   171,250    274,000
(Note 5)

Net loss for the three
months ended
March 31, 1998                                                                                    (690,424)              (690,424)
                             ---------  --------   ---------  -------  --------  -----------  ------------   ---------   --------
Balances, March
31, 1998                     7,003,744  $ 70,037   1,118,185  $11,182  $394,200  $11,593,715  $(11,245,137)  $(722,390)  $101,607
                             =========  ========   =========  =======  ========  ===========  ============   =========   ========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998            1997
                                                                 ------------    ------------
Cash flows from operating activities:
       Net loss ..............................................   $   (690,424)   $   (497,243)
                                                                 ------------    ------------
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Extraordinary gain ..................................                       (197,901)
         Gain on sale of investment in subsidiary ............                        (87,593)
         Loss on sale of marketable securities ...............                         62,392
         Foreign currency gain ...............................                        (45,943)
         Depreciation and amortization .......................         82,177         193,783
         Provision for bad debts .............................                         19,805
         Expense incurred upon issuance
           of common stock (Note 5) ..........................        305,585
         Minority interest ...................................         23,708        (529,196)
         Decrease (increase) in assets:
           Accounts receivable ...............................        (13,604)      1,379,809
           Income taxes receivable ...........................                         (3,446)
           Inventories .......................................                         15,346
           Prepaid expenses and other ........................         25,009         123,706
           Assets of subsidiary held for sale ................         54,724
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses .............        115,224       1,039,586
           Payable to officers/shareholders and
            other related parties ............................                         30,000
           Liabilities of subsidiary held for sale ...........        (13,956)
                                                                 ------------    ------------

         Total adjustments ...................................        578,867       2,000,348
                                                                 ------------    ------------

Net cash provided by (used in) operating activities ..........       (111,557)      1,503,105
                                                                 ------------    ------------

Cash flows from investing activities:
       Capital expenditures ..................................                         (3,350)
       Proceeds from sale of marketable securities ...........                        166,260
                                                                 ------------    ------------
Net cash provided by investing activities ....................                        162,910
                                                                 ------------    ------------

                                                                     (Continued)
                                        6

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998            1997
                                                                 ------------    ------------
Cash flows from financing activities:
       Proceeds from notes payable and long term debt ........                        125,000
       Repayments of notes payable and long term debt ........                     (1,850,113)
       Proceeds from exercise of options .....................        107,500
                                                                 ------------    ------------

Net cash provided by (used in) financing activities ..........        107,500      (1,725,113)
                                                                 ------------    ------------

Net decrease in cash .........................................         (4,057)        (59,098)

Cash, beginning ..............................................         13,969          59,098
                                                                 ------------    ------------

Cash, ending .................................................   $      9,912
                                                                 ============    ============


Supplemental disclosure of cash flow information:
       Cash paid for interest ................................   $     48,627    $    205,407
                                                                 ============    ============

Supplemental disclosure of noncash
 investing and financing activities:

       Issuance of 274,000 shares of
         treasury stock in 1998 and 423,245
         shares in 1997, in settlement
         of amounts owed .....................................   $    274,000    $    423,245
                                                                 ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

1.   The interim financial statements:

     The interim  financial  statements  have been  prepared by  California  Pro
      Sports, Inc. (the "Company") and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1997 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2.   Organization:

     The accompanying  consolidated financial statements include the accounts of
      California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP") and USA Skate Corporation ("Skate Corp."). Skate Corp. was formed in 1995 to acquire USA Skate Co., Inc. ("USA Skate"). At March 31, 1998, the Company owned 100% of the outstanding CP capital stock and 62.3% of the the outstanding Skate Corp. capital stock. Minority interest represents Skate Corp.'s minority shareholders' 37.7% ownership interest in Skate Corp. Intercompany transactions have been eliminated in consolidation.

     In 1996 and 1997, due to continuing operating losses, management decided to restructure and deleverage the Company. Prior to the second quarter of 1997, the Company sold in-line skates and accessories, under the brand names California Pro (R) and Rolling Thunder (TM), to retail sporting goods stores principally in North America, and sold snowboards and accessories under the Kemper (R) brand name to retail sporting goods stores in North America and distributors in Europe and Japan. A majority of the in-line skates were manufactured for the Company by Playmaker Co. Ltd. ("Playmaker"), a minority shareholder of the Company. In September 1997, Skate Corp. sold substantially all of the operating assets of USA Skate and Davtec, which manufactured, imported and marketed VICTORIAVILLE
      (TM), VIC (R), and McMartin (TM) ice and street/roller hockey skates, sticks and related protective gear and accessories for sale to retail sporting goods stores in the United States and Canada and independent distributors primarily located in Europe.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp:

     Sale of USA Skate assets:

     On September 12, 1997, the Company sold substantially all of the operating assets of USA Skate for $14,500,000, with $1,000,000 held in escrow for potential purchase price adjustments and other claims. The proceeds of the sale were used to repay the Company's outstanding lines of credit and other liabilities. Subsequent to September, purchase price and other adjustments have reduced the escrow account by approximately $422,000 and approximately $105,000 was disbursed and used to repay a trade liability. The balance of the escrow account is to be disbursed to the Company in June 1998, subject to resolution of any additional adjustments or claims that arise.

     The remaining account balances of Skate Corp. have been classified as assets and liabilities of subsidiary held for sale in the accompanying consolidated balance sheet and consist of the following at March 31, 1998:

     Assets of subsidiary held for sale:

      Cash .................................   $      332
      Cash held in escrow ..................      472,002
      Accounts receivable:
        Trade ..............................       47,525
        Related parties ....................      529,944
                                               ----------
                                               $1,049,803
                                               ==========

     Liabilities of subsidiary held for sale:
      Accounts payable and accrued expenses    $  565,033
      Convertible promissory notes payable .      861,150
                                               ----------

                                               $1,426,183
                                               ==========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp (continued):

     Subsequent sale of the Company's investment in Skate Corp.:

     In April 1998, the Company received commitments from a group of accredited investors to purchase for $1,400,000 the shares of common stock of Skate Corp. that are currently owned by the Company along with an option to acquire shares of the Company in exchange for the purchased shares of Skate Corp. The options allowed the investors to exchange each common share of Skate Corp. for 1.5 shares of the Company's common stock. In April and May 1998, the Company received $255,000 from investors acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's
      Series A preferred stock, which will automatically convert to 503,261 shares of the Company's common stock upon shareholder approval. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000 with no conversion rights. This purchase price is based on the net book value of the Company's investment in Skate Corp. The offering was closed to further investors as the Company was able to obtain similar financing on terms more beneficial to the Company as discussed in Note 4.

4.   Preferred stock offering and proforma balance sheet:

     Preferred stock offering:

     During the  second  quarter  of 1998,  the  Company  began  working  with a business and financial consultant to assist the Company in completing a private placement and engaged the consultant to refer potential investors to the Company. The Company has received a commitment from the consultant to introduce the Company to accredited investors who will purchase 1,400 shares of Series B Convertible Preferred Stock, par value $.01 ("Series B") at a price of $1,000 per share. The Series B stock is convertible at the option of the holder at any time after 90 days from the closing date, into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for the five trading days immediately prior to the conversion date, or the market price on the day of first closing. The consultant has advised the Company that the private placement should be completed by June 1998.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

4.   Preferred stock offering and proforma balance sheet (continued):

     Proforma balance sheet:

     The unaudited  pro forma balance sheet  includes pro forma  adjustments  to record the receipt of $255,000 cash from investors who acquired 335,507 shares of Skate Corp., who in turn exercised their options to exchange those shares for shares of the Company's Series A Convertible Preferred Stock. The proforma balance sheet also includes the receipt of $274,500 cash received in exchange for purchases of common stock resulting from the exercises of previously granted options to purchase 249,500 shares of the Company's common stock, and the receipt of committed funds from accredited investors of $1,400,000 cash to purchase 1,400 Series B Convertible
      Preferred Stock, less estimated consulting fees associated with the offering. In addition, the proforma balance sheet includes a $90,000 receivable from two officers/shareholders of the Company to purchase the shares of Skate Corp.

     The accompanying unaudited consolidated balance sheet includes an unaudited proforma consolidated balance sheet as of March 31, 1998, that gives effect to the above transactions as if they had been consummated on March 31, 1998. The unaudited pro forma consolidated balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma consolidated balance sheet does not purport to be indicative of the financial position of the Company had the transactions occurred on March 31, 1998.

5.   Shareholders' equity:

     Preferred stock:

     The Company's  Series A Convertible  Preferred  Stock currently is the only series of preferred stock outstanding. The holders of the Company's Series A Preferred Stock are entitled to vote on any matter submitted to the shareholders of the Company. Each share of Series A Convertible Preferred Stock is entitled to one vote. Each share of outstanding Series A Convertible Preferred Stock will immediately and automatically convert to three shares of common stock upon shareholder approval of a recapitalization measure that increases the authorized number of common shares of the Company.

     During the first quarter of 1998, the Company issued 18,500 shares of preferred stock to an officer of the Company. The shares were valued based upon the trading price of the Company's common stock, adjusted for the one for three conversion feature of the preferred stock, and accordingly, the Company recognized an expense of approximately $76,313 in the three months ended March 31, 1998.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Issuances of common stock:

     During the three months ended March 31, 1998,  the Company  issued  111,814 shares of its common stock at prices from $1.36 to $1.43 per share in exchange for the extensions of the maturity date on notes of Skate Corp. The Company recognized finance fee expense of $160,522 related to these services. Additionally, the Company issued 50,000 shares of its common stock at $1.375 per share (the market value of the stock on the effective date of issuance) to a consultant who was a former director and officer of the Company. The Company recognized $68,750 of consulting expenses related to this issuance. During the quarter ended March 31, 1998, 107,500 options were exercised at $1.00 per share, by an officer (85,000 options), director (15,000 shares) and an employee (7,500 shares).

     Issuance of treasury stock:

     During the three months ended March 31, 1998,  the Company  issued  274,000 treasury shares owned by Skate Corp. with a carrying value of $171,250 in satisfaction of $274,000 of Skate Corp. liabilities held for sale. As a result, the treasury stock balance has been reduced by $171,250.

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

7.   Export sales:

     Sales by  geographic  regions  were as follows for the three  months  ended
      March 31, 1997:

      Canada .................................    $1,100,451
      Europe and other .......................       455,975
                                                  ----------
        Total exports ........................     1,556,426
      US sales ...............................     1,209,383
                                                  ----------
      Total sales ............................    $2,765,809
                                                  ==========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

8.   Gain on sale of investment in subsidiary:

     In March 1997,  the Company  satisfied  $106,500 of payables by  exchanging
      88,750 shares of Skate Corp. common stock held by the Company. The recorded cost of the USA shares transferred was $61,237 and the fair value of those shares at the date of exchange was $106,500 ($1.20 per share). The Company also sold 83,000 shares of Skate Corp. common stock held by the Company to a third party. The carrying value of the Skate Corp. shares was $57,270 and the fair value of those shares was $99,600 ($1.20 per share). These transactions resulted in total gains of $87,593

9.   Extraordinary item:

     In March 1997, the Company recognized an extraordinary gain of $197,901 from the extinguishment of debt for amounts less than the carrying value of the liabilities.

10.  Merger agreement:

     On January 30, 1998, the Company, through ImaginOn Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company, signed an agreement and plan of merger with ImaginOn, Inc. of San Carlos, California ("ImaginOn"), a privately held company. The agreement provides for an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post-merger common stock of California Pro, subject to certain adjustments.

     ImaginOn designs, manufactures and sells consumer software products for Internet users. The merger transaction, which is expected to be completed by mid-summer 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's shareholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

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

OVERVIEW

     During 1997, the Company had limited revenues in its in-line skate and snowboard businesses, and in September 1997, sold substantially all of the assets of its ice and street/roller hockey business ("Hockey"). In 1998, the Company had no revenues, but did realize income from sub-licensing agreements. The following discussion pertains to the business operations for in-line skates, snowboards and Hockey for the three months ended March 31, 1997.

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

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

     In 1997, due to continuing operating losses, management decided to restructure and deleverage the Company. In connection with these plans, the Company:

     a. Ceased operating the California Pro and Kemper licenses, eliminated most of the operating and overhead expenses associated with its sporting goods business and began to concentrate on sub- licensing the Company's trademark rights. Accordingly, in 1996 the Company recorded restructuring charges of $1,229,000 and in the second quarter of 1997, the Company began liquidating remaining in-line skate, snowboard and accessories inventories.

     b. Completed the sale of substantially all of the operating assets of USA Skate and Davtec. The proceeds of the sale of the Company's hockey business were substantially utilized to pay secured revolving lines of credit, purchase the remainder of the trademarks from the previous owner, and partially reduce notes payable of Skate Corp.

     c. Commenced a search for sub-licensees of its California Pro and Kemper licenses.

     d. Commenced a search for a merger candidate. As a result of its search, on October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc. ("ImaginOn"), a privately held company, and on January 30, 1998, the Company signed an agreement and plan of merger with ImaginOn.

     e. Began investigating other options, including the sale of subsidiaries and potential private offerings.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1997 and in the quarter ended March 31, 1998 and has a working capital deficiency and a accumulated deficit at March 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     As a result of the sale of the Company's hockey business to Rawlings, and other restructuring and de-leveraging activities, including the assumption and assignment of certain notes and trade payables to third parties in exchange for common and/or preferred stock of the Company, the Company has reduced its liabilities from approximately $18,988,000 as of December 31, 1996 to approximately $1,607,000 as of March 31, 1998.

     Having taken major steps to de-leverage and redirect the Company towards profitability, three other parts of the Company's plan remain to be completed. The Company is in the process of completing a sale of its interest in Skate Corp. and a private placement in order to generate aggregate proceeds of $1,745,000. Of this amount, $255,000 has been received. In addition, $279,500 has been received from the exercise of stock options for the purchase of 249,500 shares of the Company's common stock. Additionally, in conjunction with dramatically reduced overhead, a plan to restore operating profitability to the remaining sporting goods businesses is in place through licensing programs. Finally, the Company is seeking to diversify its business through a merger with ImaginOn. Each part of the Company's plan is discussed in detail below.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

     On March 13, 1998, the Company began a private placement for the sale of the 1,842,000 shares of Skate Corp. common stock it owns, which includes an option to acquire 2,763,000 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company intended to sell 14 units at $100,000 each for total aggregate proceeds of $1,400,000. Each unit consist of 131,571 shares of Skate Corp. with an option to acquire 197,357 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company received $255,000 cash from purchasers acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock which will automatically convert to 503,261 shares of the Company's common stock upon shareholder approval. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000.

     The Company's business and financial consultant has informed the Company that it has located an investor willing to purchase a combination of the Company's Series B Preferred Stock and restricted common stock for $1.4 million. The Series B Preferred Stock will be convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for five days immediately prior to the conversion date, or the market price at the first day of closing. The consultant advised the Company that the private placement will be completed by June 1998.

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

     The Company also  believes that there is value in the  marketplace  for the
      California Pro brand, not only in-line skates, but in other sporting goods categories such as skateboards and waterskis. The Company has begun to discuss these, as well as other product categories, with various sub-licenses.

     The Company believes it can achieve profits based on its sub-licenses of its existing sporting goods brands in conjunction with the limited overhead expenses associated with licensing operations.

     In August 1997, the Company began negotiating with ImaginOn to acquire,  in an exchange of stock, all of the outstanding capital stock of ImaginOn. ImaginOn, formed in March 1996, designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market and (ii) a navigational tool for sophisticated Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

     The Company signed an Agreement and Plan of Merger as of January 30, 1998 whereby there would be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post-merger common stock of the Company, subject to certain adjustments. The transaction, which is expected to be completed by mid-summer 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's shareholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

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

     ImaginOn's  potentially  largest  marketing  partner for  WorldCities  2000 travelogues has requested that four cities be completed prior to starting their marketing effort: San Francisco, New York, London and Paris. At the current rate of production, management anticipates that all four will be complete by December 1998.

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

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the period indicated:

                                            Three Months Ended
                                                 March 31
                                                   1997
                                                   ----
                                             Dollars   Percent
                                             -------   -------

         In-line skates and accessories .    $  451        16%
         Snowboards and accessories .....        94         4%
         Ice and street/roller hockey (1)     2,221        80%
                                             ------    ------

                                             $2,766       100%
                                             ======    ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

NET SALES: Sales for the three months ended March 31, 1997 were $2,765,809. For the three months ended March 31, 1998, the Company recorded royalty income of $35,106.

GROSS PROFIT: For the three months ended March 31, 1997, gross profit was $546,653.

SALES AND MARKETING EXPENSES: Sales and marketing expenses for the three months ended March 31, 1998, decreased to $4,084 from $442,196 or by $438,112 compared to the three months ended March 31, 1997. The decrease was a result of the Company ceasing its sales and marketing activities in 1998, as it sub-licensed its rights to the Kemper trademark and no longer incurred any significant sales and marketing expense.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended March 31, 1998 decreased to $398,468 from $859,537 or by $461,169 compared to the same period in 1997. The decrease was attributable to significantly reduced general and administrative expenses due to the sale of the Company's hockey business in September 1997.

The primary expenses for the quarter ended March 31, 1998 were legal and accounting expenses of $107,293; consulting expenses of $108,750, stock related compensation of $76,313 and wages and related benefits including travel expense reimbursement of $61,226.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization decreased to $62,091 for the three months ended March 31, 1998 from $193,783 for the three months ended March 31, 1997, or by $131,692. The decrease is primarily attributable to the disposition of USA Skate, effective September 12, 1997, and the corresponding decrease in amortization expense associated with such sale.

CONSULTING FEES: Consulting fees for the three months ended March 31, 1998 remained the same as compared to the quarter ended March 31, 1997.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

LOSS FROM OPERATIONS: For the three months ended March 31, 1998, the loss from operations was $494,643 compared to a loss from operations of $978,863 for the three months ended March 31, 1997. The primary reason for the decrease of $484,220 in the operating losses in the 1998 period compared to the 1997 period are decreases in operating costs of $1,030,873. This decrease was caused by reduced operating expenses due to the sale of the Company's ice hockey business and the restructuring from operating the remaining Company's trademarks and licenses to entering into sub-license agreements. This decrease of expenses of $1,030,773 was partially offered by the gross profit realized of $546,653 in the quarter ended March 31, 1997.

OTHER EXPENSE/INCOME: Other expenses decreased from $245,477 for the three months ended March 31, 1997 to $172,073 for the three months ended March 31, 1998. Interest expense other and interest expense related party decreased by $214,128 and $77,156, respectively. The main reason for the decrease is a result of paying off the bank lines of credit and certain notes payable from the proceeds of the sale of the hockey operations. Additionally, interest expense for the quarter ending March 31, 1997, was increased by the issuance of promissory notes to the former shareholders of USA Skate in connection with the acquisition of USA Skate and USA's issuance of convertible promissory notes and officer/shareholder notes of $2,518,000 and $679,000, respectively.

NET LOSS: Net loss was $690,424 for the three months ended March 31, 1998 compared to a loss of $497,243 for the three months ended March 31, 1997. The primary reasons for the change were decreases in the losses from operations of $484,220 as described above and decreases in interest and other expenses in 1998 compared to the 1997 period of $73,404. These decrease in losses were offset by extraordinary income of $197,901 for debt forgiveness and $529,196 of minority interest, in the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES: The Independent Auditors' Report on the Company's consolidated financial statements for the year ended December 31, 1997 included a "going concern" explanatory paragraph which means that the Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to the factors which prompted the explanatory paragraph are discussed in Note 1 to those financial statements.

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

On September 12, 1997, the Company sold substantially all of the assets of its hockey business for $14,500,000 inclusive of $1,000,000 retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities of approximately $1,600,000 related to the assets purchased. The proceeds were utilized as follows:

      Secured revolving lines of credit ......   $ 7,984,000
      Convertible noteholders ................       949,000
      Secured debt ...........................       519,000
      Other notes ............................       100,000
      Shareholder notes ......................       505,000
      Payment to previous USA Skate owners ...     2,678,000
      Interest payments ......................        85,000
      Cash to escrow account .................     1,000,000
      Cash in bank ...........................       680,000
                                                 -----------
                                                 $14,500,000
                                                 ===========

In February 1998, Rawlings and the Company agreed to a purchase price reduction of $395,108 due to a final valuation by Rawlings of the fair value of the net assets purchased.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

At March 31, 1998, the Company had a working capital deficit of approximately $296,936 compared to $400,625 at December 31, 1997. The reduction in the working capital deficit is primarily related to converting $209,000 of debt to equity. Management's plans to resolve the Company's immediate financial difficulties and improve its liquidity position are described in this section above under Overview.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES.

                  (a)    N/A
                  (b)    N/A
                  (c) During the three month period covered by this report, the Registrant issued the following securities:

         On January 5, 1998, the Registrant issued 37,467 shares of its common stock in exchange for the extensions of the maturity date to February
         5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance, and payment was based on $1.43 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On January 12, 1998, the Registrant issued 50,000 shares of its common stock to a consultant for services rendered. Payment was made based on $1.375 per share representing the market price of the common stock. The Registrant relied on the exemption from registration provided by
         Section 4(6) of the Securities Act related to the issuance of these shares.

         On January 16, 1998, the Registrant issued 85,000 shares to an officer of the Company upon the exercise of a previously granted option under the Company's 1994 Stock Option Plan. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On January 8, 1998, the Registrant issued 18,500 Series A Convertible Preferred Stock to an officer of the Company for among other things, his agreement to exercise 85,000 options so as to infuse the Company with short-term working capital. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On February 5, 1998, the Registrant issued 35,125 shares of its common stock in exchange for the extensions of the maturity date to March 5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance and payment was made based on $1.52 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On March 5, 1998, the Registrant issued 39,222 shares of its common stock in exchange for the extensions of the maturity date to April 5, 1998 on notes of Skate Corp.. The amount owed was based upon 5% of the outstanding principal balance and payment was made based on $1.35 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On March 26, 1998, the Registrant issued 15,000 shares to a director of the Company upon the exercise of a previously granted option under the Company's 1994 Stock Option Plan.

         On March 31, 1998, the Company issued 7,500 shares of its common stock to an employee of the Company upon the exercise of a previously granted option under the Company's 1994 Stock Option Plan.

                                     PART II

                                OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  3.(I).1 Certificate of Designation of California Pro Sports, Inc. - Desigation of Preferences, Limitations and Relative Rights of the Series A Preferred Convertible Stock of California Pro Sports, Inc.
                  3.(I).2 Certificate of Designation of California Pro Sports, Inc. - Desigation of Preferences, Limitations and Relative Rights of the Series B Preferred Convertible Stock of California Pro Sports, Inc.(To be filed by Amendment)
                  10.1       Amendment No. 1 to Warrant  Agreement dated October
                             21, 1997
                  10.2       Amendment  No. 2 to Warrant  Agreement  dated March
                             27, 1998

         (b)      Reports on Form 8-K

                  1. Form 8-K dated February 24, 1998 reporting "Other Events" under Item 5, and "Pro Forma Financial Statements" under
                      Item 7(b).

                  2. Form 8-K dated March 25, 1998 reporting "Other Events" under Item 5 and "Pro Forma Financial Statements" under
                      Item 7(b).

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CALIFORNIA PRO SPORTS, INC.





Dated:   May 20, 1998                  By: /s/Henry Fong
                                           -------------------------------
                                           Henry Fong
                                           Chairman



Dated:   May 20, 1998                  By: /s/Barry S. Hollander
                                           -------------------------------
                                           Barry S. Hollander
                                           Acting President,
                                           Chief Financial Officer