Form 10QSB
period 1998-06-30
CALIFORNIA PRO SPORTS INC
filed 1998-08-14
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       OR

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,479,727 common shares, par value $.01 per share, outstanding at July 31, 1998.

Transitional Small Business Disclosure Format YES [ ]     NO [X]

                   Page 1 of ___ total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                               Pro forma       Historical
                                                                               ---------       ----------
                                                                                (Note 4)
Current assets:
       Cash ...............................................................   $  2,181,599    $  1,141,599
       Accounts receivable, related parties ...............................        248,504         248,504
       Notes receivable:
           Related parties ................................................        217,500         127,500
           Other ..........................................................        245,500         245,500
       Prepaid expenses and other .........................................         73,322          73,322
       Assets of subsidiary held for sale (Note 3) ........................                        904,358
                                                                              ------------    ------------
                      Total current assets ................................      2,966,425       2,740,783
                                                                              ------------    ------------
Furniture and equipment, net of accumulated
 depreciation of $403,393 .................................................         68,660          68,660
                                                                              ------------    ------------
Intangible assets, net of accumulated
 amortization of $106,790:
       Trademark license and other costs ..................................        612,253         612,253
       Goodwill ...........................................................                         94,483
                                                                              ------------    ------------
                                                                                   612,253         706,736
                                                                              ------------    ------------
                                                                              $  3,647,338    $  3,516,179
                                                                              ============    ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ..............................   $    410,516    $    291,516
       Liabilities of subsidiary held for sale (Note 3) ...................                      1,345,696
                                                                              ------------    ------------
                      Total liabilities (all current) .....................        410,516       1,637,212
                                                                              ------------    ------------
Minority interest .........................................................                        420,266
                                                                              ------------    ------------
Shareholders' equity (Note 4):
       Preferred stock, $0.01 par value;
          authorized 5,000,000 shares:
          Series A Preferred stock, issued 1,327,606 ......................                         13,277
          Series B/C Preferred stock, issued 1,430 ........................             20              14
       Common stock, $0.01 par value; authorized
          10,000,000 shares; issued 7,496,908 .............................        120,296          74,969
       Warrants ...........................................................        394,200         394,200
       Capital in excess of par ...........................................     14,475,426      13,570,255
       Accumulated deficit ................................................    (11,753,120)    (11,777,026)
       Treasury stock held by subsidiary; consisting of 750,471
        shares of Series A Preferred Stock; 86,000 shares of
         common stock .....................................................                       (816,988)
                                                                              ------------    ------------
                      Total shareholders' equity ..........................      3,236,822       1,458,701
                                                                              ------------    ------------
                                                                              $  3,647,338    $  3,516,179
                                                                              ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                   1998            1997
                                                -----------    -----------
Net sales ...................................   $              $ 4,010,430
                                                -----------    -----------
Cost of sales:
       Substantially from a related party ...                       22,869
       Other ................................                    2,730,122
                                                -----------    -----------
                                                                 2,752,991
                                                -----------    -----------
Gross profit ................................                    1,257,439
                                                -----------    -----------
Operating expenses:
       Sales and marketing expense ..........                      394,975
       General and administrative expense ...       357,898      1,160,103
       Depreciation and amortization ........        62,090        198,185
       Consulting fees, related party .......        30,000         60,000
                                                -----------    -----------
                                                    449,988      1,813,263
                                                -----------    -----------

Loss from operations ........................      (449,988)      (555,824)
                                                -----------    -----------
Other expenses (income):
       Interest expense:
           Related party ....................        27,746         71,583
           Other ............................                      284,140
       Foreign currency loss ................                       11,589
       Royalty income and other .............       (17,792)       (19,200)
       Finance fees (Note 4) ................       119,537
                                                -----------    -----------
                                                    129,491        348,112
                                                -----------    -----------

Loss before minority interest ...............      (579,479)      (903,936)
Minority interest ...........................        11,410       (172,347)
                                                -----------    -----------

Net loss ....................................   $  (590,889)   $  (731,589)
                                                ===========    ===========

Net loss per share ..........................   $      (.08)   $      (.14)
                                                ===========    ===========

Weighted average number of shares outstanding     7,302,939      5,270,492
                                                ===========    ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                        1998            1997
                                                     -----------    -----------
Net sales ........................................   $              $ 6,776,239
                                                     -----------    -----------
Cost of sales:
       Substantially from a related party ........                       42,516
       Other .....................................                    4,929,631
                                                     -----------    -----------
                                                                      4,972,147
                                                     -----------    -----------
Gross profit .....................................                    1,804,092
                                                     -----------    -----------
Operating expenses:
     Sales and marketing expense ...............           4,084        837,171
     General and administrative expense ........         697,366      1,989,640
     Depreciation and amortization .............         124,181        391,968
     Consulting fees, related party ............          60,000        120,000
                                                     -----------    -----------
                                                         885,631      3,338,779
                                                     -----------    -----------

Loss from operations .............................      (885,631)    (1,534,687)
                                                     -----------    -----------
Other expenses (income):
     Interest expense:
         Related party .........................                        148,739
         Other .................................          60,345        530,867
     Foreign currency gain .....................                        (34,354)
     Royalty income and other ..................         (58,926)       (26,462)
     Gain on sale of investment in subsidiary (Note 8)                  (87,593)
     Loss on sale of marketable securities (Note 5)                      62,392
     Finance fees and other (Note 5) ...........         300,145
                                                     -----------    -----------
                                                         301,564        593,589
                                                     -----------    -----------
Loss before minority interest and
 extraordinary items                                  (1,187,195)    (2,128,276)
Minority interest ................................        35,118       (701,543)
                                                     -----------    -----------

Loss before extraordinary item ...................    (1,222,313)    (1,426,733)
                                                     -----------    -----------

Extraordinary item, debt forgiveness .............                      197,901
                                                     -----------    -----------

Net loss .........................................   $(1,222,313)   $(1,228,832)
                                                     ===========    ===========

Loss per share before extraordinary item .........   $      (.17)   $      (.29)
Extraordinary item ...............................                          .04
                                                     -----------    -----------
Loss per share ...................................   $      (.17)   $      (.25)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     7,110,717      4,986,747
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                  Series A                    Series B & C
                              Common stock                    Preferred stock                Preferred stock
                     ------------------------------    -----------------------------   --------------------------
                        Shares            Amount          Shares           Amount        Shares          Amount        Warrants
                     -------------     ------------    -------------     -----------   -----------      ---------    -------------
Balances, January 1,
1998                     6,734,430         $ 67,344        1,099,685       $ 10,997                                      $ 394,200

Issuance of 209,278
shares of  common
stock in
consideration for
extending the date
on certain notes
(Note 5)                   209,278            2,093

Issuance of 50,000
shares of common
stock for consulting
services (Note 5)           50,000              500

Issuance of 434,200
shares of common
stock upon exercise
of options (Note 5)        434,200            4,342

Issuance of 18,500
shares of series A
preferred stock
(Note 5)                                                      18,500            185

Issuance of 167,754
shares of Series A
preferred stock in a
private placement
(Note 3)
                                                             167,754          1,678

                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                            Capital in                               Treasury
                             excess of                                 stock
                                par              Deficit                                    Total
                          --------------     -----------------     -------------       ---------------
Balances, January 1,
1998                        $ 11,080,758       $ (10,554,713)      $   (893,640)         $   104,946

Issuance of 209,278
shares of  common
stock in
consideration for
extending the date
on certain notes
(Note 5)                         298,052                                                     300,145

Issuance of 50,000
shares of common
stock for consulting
services (Note 5)                 68,250                                                      68,750

Issuance of 434,200
shares of common
stock upon exercise
of options (Note 5)              460,068                                                     464,410

Issuance of 18,500
shares of series A
preferred stock
(Note 5)                          76,128                                                      76,313

Issuance of 167,754
shares of Series A
preferred stock in a
private placement
(Note 3)
                                 164,975                                                     166,653

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                                  Series A                    Series B & C
                              Common stock                    Preferred stock                 Preferred stock
                     ------------------------------    -----------------------------    --------------------------
                        Shares            Amount          Shares           Amount         Shares         Amount         Warrants
                     -------------     ------------    -------------     -----------    -----------     ---------    -------------
Issuance of 224,000
shares of common
stock owned by
Skate Corp. In
satisfaction of
$224,000 of
liabilities

Issuance of 69,000
shares of common
stock in satisfaction
of $34,500 of
liabilities                 69,000              690

Issuance of 41,667
shares of Series A
preferred stock in
satisfaction of
$150,000 of
liabilities                                                   41,667             417

Issuance of 1,430
shares of Series B
and C preferred
stock in connection
with private
placement, net of
costs (Note 4)                                                                                1,430            14

Net loss for the six
months ended
June 30, 1998
                     -------------     ------------    -------------     -----------    -----------     ---------      -----------
Balances, June
  30, 1998               7,496,908         $ 74,969        1,327,606        $ 13,277          1,430     $      14        $ 394,200
                     =============     ============    =============     ===========    ===========     =========      ===========

                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                            Capital in                               Treasury
                             excess of                                 stock
                                par              Deficit                                    Total
                          --------------     -----------------     -------------       ---------------
Issuance of 224,000
shares of common
stock owned by
Skate Corp. In
satisfaction of
$224,000 of
liabilities                     147,348                                 76,652               224,000

Issuance of 69,000
shares of common
stock in satisfaction
of $34,500 of
liabilities                      33,810                                                       34,500

Issuance of 41,667
shares of Series A
preferred stock in
satisfaction of
$150,000 of
liabilities                     149,583                                                      150,000

Issuance of 1,430
shares of Series B
and C preferred
stock in connection
with private
placement, net of
costs (Note 4)                1,091,283                                                    1,091,297

Net loss for the six
months ended
June 30, 1998                                     (1,222,313)                             (1,222,313)
                          --------------     -----------------     -------------      ---------------
Balances, June
  30, 1998                 $ 13,570,255        $ (11,777,026)       $ (816,988)          $ 1,458,701
                          ==============     =================     =============      ===============

                 See notes to consolidated financial statements.
                                        9

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998            1997
                                                                              ------------    ------------
Cash flows from operating activities:
       Net loss ...........................................................   $ (1,222,313)   $ (1,228,832)
                                                                              ------------    ------------
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Extraordinary gain ...............................................                       (197,901)
         Gain on sale of investment in subsidiary .........................                        (87,593)
         Loss on sale of marketable securities ............................                         62,392
         Foreign currency gain ............................................                        (34,354)
         Depreciation and amortization ....................................        124,181         391,968
         Provision for bad debts ..........................................                         50,836
         Expense incurred upon issuance
           of common stock (Note 5) .......................................        445,208         187,813
         Minority interest ................................................         35,118        (701,543)
         Decrease (increase) in assets:
           Accounts receivable ............................................       (257,362)        (67,404)
           Income taxes receivable ........................................                        186,091
           Inventories ....................................................                        398,755
           Prepaid expenses and other .....................................        (45,181)        154,795
           Assets of subsidiary held for sale .............................        200,169
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses ..........................        227,123       1,412,689
           Payable to officers/shareholders and
            other related parties .........................................                        (22,178)
           Liabilities of subsidiary held for sale ........................         40,057
                                                                              ------------    ------------

         Total adjustments ................................................        769,313       1,734,366
                                                                              ------------    ------------

Net cash provided by (used in) operating activities .......................       (453,000)        505,534
                                                                              ------------    ------------
Cash flows from investing activities:
       Capital expenditures ...............................................                        (56,962)
       Proceeds from sale of marketable securities ........................                        166,260
       Increase in notes receivable .......................................       (141,730)
                                                                              ------------    ------------
Net cash provided by (used in) investing activities .......................       (141,730)        109,298
                                                                              ------------    ------------
Cash flows from financing activities:
       Proceeds from notes payable and long term debt .....................                      1,449,347
       Repayments of notes payable and long term debt .....................                     (2,019,475)
       Proceeds from issuance of preferred stock ..........................      1,257,950
       Proceeds from exercise of options ..................................        464,410
                                                                              ------------    ------------

Net cash provided by (used in) financing activities .......................      1,722,360        (570,128)
                                                                              ------------    ------------

Net increase in cash ......................................................      1,127,630          44,704

                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998            1997
                                                                              ------------    ------------
Cash beginning ............................................................         13,969          59,098
                                                                              ------------    ------------

Cash ending ...............................................................   $  1,141,599    $    103,802
                                                                              ============    ============

Supplemental disclosure of cash flow information:
       Cash paid for interest .............................................   $     78,465    $    458,659
                                                                              ============    ============

Supplemental disclosure of noncash investing and financing activities:

       Issuance of 224,000 shares of
         treasury stock in 1998 and 606,368
         shares in 1997, in settlement
         of amounts due ...................................................   $    224,000    $    718,656
                                                                              ============    ============

       Issuance of 303,333 shares of
         common stock in exchange in for
         392,667 shares of company's subsi-
         diary stock ......................................................                   $    328,132
                                                                                              ============


       Issuance of 50,000 shares of common
         stock in exchange for consulting services ........................   $     68,750
                                                                              ============

       Issuance of 69,000 shares of common stock
         stock and 41,667 shares of preferred stock
         in settlement of amounts due .....................................   $    184,500
                                                                              ============


                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

1.     The interim financial statements:

       The interim  financial  statements  have been prepared by California  Pro
         Sports, Inc. (the "Company") and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1997 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2.     Organization:

       The accompanying  consolidated  financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP"), USA Skate Corporation ("Skate Corp.") and ImaginOn Acquisition Corp. (Note 10). Skate Corp. was formed in 1995 to acquire USA Skate Co., Inc. ("USA Skate"). At June 30, 1998, the Company owned 100% of the outstanding CP and ImaginOn Acquisition Corp. capital stock and 62.3% of the outstanding Skate Corp. capital stock. Minority interest represents Skate Corp.'s minority shareholders' 37.7% ownership interest in Skate Corp. Intercompany transactions have been eliminated in consolidation.

       In 1996 and 1997, due to continuing operating losses, management decided to restructure and deleverage the Company. Prior to the second quarter of 1997, the Company sold in-line skates and accessories, under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America, and sold snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America and distributors in Europe and Japan. A majority of the in-line skates were manufactured for the Company by Playmaker Co. Ltd. ("Playmaker"), a minority shareholder of the Company. In September 1997, Skate Corp. sold substantially all of the operating assets of USA Skate and Davtec, which manufactured, imported and marketed VICTORIAVILLE(TM), VIC(R), and McMartin(TM) ice and street/roller hockey skates, sticks and related protective gear and

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

2.     Organization (continued):

         accessories for sale to retail sporting goods stores in the United States and Canada and independent distributors primarily located in Europe.

3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp.:

       Sale of USA Skate assets:

       On September 12,  1997,  the  Company  sold   substantially  all  of  the
         operating assets of USA Skate for $14,500,000, with $1,000,000 held in escrow for potential purchase price adjustments and other claims. The proceeds of the sale were used to repay the Company's outstanding lines of credit and other liabilities. Subsequent to September, purchase price and other adjustments have reduced the escrow account by approximately $422,000 and approximately $105,000 was disbursed and used to repay a trade liability. The balance of the escrow account is to be disbursed to the Company in 1998, subject to resolution of any additional adjustments or claims that arise.

       The remaining account balances of Skate Corp. have been classified as assets and liabilities of subsidiary held for sale in the accompanying consolidated balance sheet and consist of the following at June 30, 1998:

       Assets of subsidiary held for sale:
         Cash held in escrow                       $         472,002
         Accounts receivable:
           Trade                                              40,722
           Related parties                                   391,634
                                                   -----------------
                                                   $         904,358
                                                   =================

       Liabilities of subsidiary held for sale:
         Accounts payable and accrued expenses     $         484,546
         Convertible promissory notes payable                861,150
                                                   -----------------
                                                   $       1,345,696
                                                   =================

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp. (continued):

       Subsequent sale of the Company's investment in Skate Corp.:

       In April  1998, the  Company   received   commitments  from  a  group  of
         accredited investors to purchase for $1,400,000 the shares of common stock of Skate Corp. that are currently owned by the Company along with an option to acquire shares of the Company in exchange for the purchased shares of Skate Corp. The options allowed the investors to exchange each common share of Skate Corp. for 1.5 shares of the Company's common stock. In April and May 1998, the Company received $255,000 from investors acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock, which automatically converted to 503,261 shares of the Company's common stock on July 15, 1998 upon the shareholders approving an increase in the authorized common shares of the Company from 10,000,000 to 20,000,000. Subsequent to June 30, 1998, Skate Corp. purchased 884,667 Skate Corp. common shares in exchange for 1,327,000 treasury shares. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000 with no conversion rights. This purchase price is based on the net book value of the Company's investment in Skate Corp. The offering was closed to further investors as the Company was able to obtain similar financing on terms more beneficial to the Company as discussed in Note 4.

4.     Preferred stock offering and pro forma balance sheet:

       Preferred stock offering:

       During the second quarter of 1998, the Company began working with a business and financial consultant to assist the Company in completing a private placement and engaged the consultant to refer potential investors to the Company. The Company has received $1,192,000 (net of offering costs) from the accredited investors introduced to the Company by the consultant, for the purchase of 1,430 shares of Series B and C Convertible Preferred Stock, par value $.01 ("Series B/C") at a price of $1,000 per share. The Series B/C stock is convertible at the option of the holder at any time after 90 days from the closing date, into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for the five

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

4.     Preferred stock offering and proforma balance sheet (continued):

       Preferred stock offering (continued):

         trading days immediately prior to the conversion date, or the market price on the day of first closing.

       Proforma balance sheet:

       The unaudited pro forma balance sheet includes pro forma adjustments to record the receipt of $400,000 cash from investors who acquired 500,000 shares of the restricted common stock from the Company. The pro forma balance sheet also includes the receipt of committed funds from accredited investors of $600,000 cash to purchase 600 series B/C Convertible Preferred Stock, less estimated fees associated with the offering. In addition, the proforma balance sheet includes a $90,000 receivable from two officers/shareholders of the Company to purchase the shares of Skate Corp.

       The  accompanying   unaudited  consolidated  balance  sheet  includes  an
         unaudited pro forma consolidated balance sheet as of June 30, 1998, that gives effect to the above transactions as if they had been consummated on June 30, 1998. The unaudited pro forma consolidated balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma consolidated balance sheet does not purport to be indicative of the financial position of the Company had the transactions occurred on June 30, 1998.

5.     Shareholders' equity:

       Preferred stock:

       The Company,  as of June 30, had Series A, B and C Convertible  Preferred
         Stock outstanding. The holders of the Company's Series A Preferred Stock are entitled to vote on any matter submitted to the shareholders of the Company. Each share of Series A Convertible Preferred Stock is entitled to one vote. Each share of outstanding Series A Convertible Preferred Stock automatically converted to three shares of common stock on July 15, 1998 upon shareholder approval of a recapitalization measure that increases the authorized number of common shares of the Company, from 10,000,000 to 20,000,000. Upon the conversion of the Series A Preferred Stock into common stock, there are no Series A

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

5.     Shareholders' equity (continued):

       Preferred stock (continued):

         Preferred shares outstanding and accordingly all rights for Series A stockholders have been terminated.

       During the first  quarter of 1998,  the Company  issued  18,500 shares of
         Series A Preferred Stock to an officer of the Company. The shares were valued based upon the trading price of the Company's common stock, adjusted for the one for three conversion feature of the preferred stock, and accordingly, the Company recognized an expense of approximately $76,313 in the three months ended March 31, 1998. The 18,500 shares of Series A Preferred Stock automatically converted to 55,500 shares of the Company's common stock on July 15, 1998 upon the shareholders of the Company approving an increase to the authorized shares of common stock of the Company from 10,000,000 to 20,000,000.

       Issuances of common stock:

       During the six months ended June 30,  1998,  the Company  issued  209,278 shares of its common stock at prices from $1.15 to $1.72 per share in exchange for the extensions of the maturity date on notes of Skate Corp. The Company recognized finance fee expense of $300,145 related to these services. Additionally, the Company issued 50,000 shares of its common stock at $1.375 per share (the market value of the stock on the effective date of issuance) to a consultant who was a former director and officer of the Company. The Company recognized $68,750 of consulting expenses related to this issuance. During the six months ended June 30, 1998, 434,200 options and/or warrants were exercised at $1.00 per share, by officers (211,700), consultant (200,000), director (15,000) and an employee (7,500).

       Issuance of treasury stock:

       During the six months ended June 30,  1998,  the Company  issued  224,000 treasury shares owned by Skate Corp. with a carrying value of $76,652 in satisfaction of $224,000 of Skate Corp. liabilities held for sale. As a result of this transaction, the treasury stock balance has been reduced by $76,652.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

6.     Marketable securities:

       In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115. During the quarter ended March 31, 1997, the Company sold the securities for $166,260 and reduced its bank indebtedness with the proceeds. The Company recorded a loss of $62,392 on the transactions.

7.     Export sales:

       Sales by geographic  regions were as follows for the three and six months ended June 30, 1997:
                                        June 30, 1997        June 30, 1997
                                        Three months           Six months
                                      -----------------    -----------------
         Canada                       $       1,182,051    $       2,282,502
         Europe and other                       811,545            1,267,520
                                      -----------------    -----------------

           Total exports                      1,993,596            3,550,022
         US sales                             2,016,834            3,226,217
                                      -----------------    -----------------

         Total sales                  $       4,010,430    $       6,776,239
                                      =================    =================

8.     Gain on sale of investment in subsidiary:

       In March 1997, the Company  satisfied  $106,500 of payables by exchanging
         88,750 shares of Skate Corp. common stock held by the Company. The recorded cost of the Skate Corp. shares transferred was $61,237 and the fair value of those shares at the date of exchange was $106,500 ($1.20 per share). The Company also sold 83,000 shares of Skate Corp. common stock held by the Company to a third party. The carrying value of the Skate Corp. shares was $57,270 and the fair value of those shares was $99,600 ($1.20 per share). These transactions resulted in total gains of $87,593.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

8.     Gain on sale of investment in subsidiary (continued):

       In June 1997, the Company issued 170,000 shares of its common stock to an officer/director for 141,667 shares of Skate Corp. common stock. Additionally, the Company issued 133,333 shares of its common stock to acquire 250,000 shares of Skate Corp. common stock, that otherwise the Company would have been obligated to redeem. The Company accounted for these transactions under the purchase method of accounting, based upon the market value of the common stock issued by the Company. The Company's ownership of Skate Corp. was increased from 51% to 62.5% due to these transactions.

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

       ImaginOn designs, manufactures and sells consumer software products for Internet users. The merger transaction, which is expected to be completed in the fall of 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's shareholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

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

OVERVIEW

       During 1997, the Company had limited revenues in its in-line skate and snowboard businesses, and in September 1997, sold substantially all of the assets of its ice and street/roller hockey business ("Hockey"). In 1998, the Company had no revenues, but did realize income from sub-licensing agreements. The following discussion pertains to the business operations for in-line skates, snowboards and hockey for the three and six months ended June 30, 1997.

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

       c. Commenced a search for a sub-licensee of its California Pro trademark and has sublicensed the Kemper trademark.

       d. Commenced a search for a merger candidate. As a result of its search, on October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc., a privately held company, and on January 30, 1998, the Company signed an agreement and plan of merger with ImaginOn.

       e. Began investigating other options, including the sale of subsidiries and potential private offerings.

       The accompanying  financial  statements have been prepared  assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1997 and in the six months ended June 30, 1998 and has accumulated deficit at June 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

       As a result of the sale of the Company's hockey business to Rawlings, and other restructuring and de-leveraging activities, including the assumption and assignment of certain notes and trade payables to third parties in exchange for common and/or preferred stock of the Company, the Company has reduced its liabilities from approximately $18,988,000 as of December 31, 1996 to approximately $1,637,000 as of June 30, 1998.

       Having taken major steps to  de-leverage  the  Company and  redirect  the
         Company towards profitability, three other parts of the Company's plan remain to be completed. The Company has completed private placements generating aggregate proceeds of $2,342,000. In addition, $464,410 has been received from the exercise of stock options for the purchase of 434,200 shares of the Company's common stock. Additionally, in conjunction with dramatically reduced overhead, a plan to restore operating profitability to the remaining sporting goods businesses is in place through licensing programs. Finally, the Company is seeking to diversify its business through a merger with ImaginOn, Inc. Each part of the Company's plan is discussed in detail below.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

       On March 13, 1998, the Company began a private placement for the sale of the 1,842,000 shares of Skate Corp. common stock it owns, which includes an option to acquire 2,763,000 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company intended to sell 14 units at $100,000 each for total aggregate proceeds of $1,400,000. Each unit consists of 131,571 shares of Skate Corp. with an option to acquire 197,357 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company received $255,000 cash from purchasers acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock which automatically converted to 503,261 shares of the Company's common stock on July 15, 1998 upon shareholder approval of increasing the authorized shares of common stock from 10,000,000 to 20,000,000. Subsequent to June 30, 1998, Skate Corp. purchased 884,667 Skate Corp. common shares in exchange for 1,327,000 treasury shares. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000.

       The Company's business and financial consultant has introduced to the Company accredited investors who have purchased a combination of the Company's Series B and C Preferred Stock and restricted common stock for net proceeds of $2,082,000. The Series B and C Preferred Stock will be convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for five days immediately prior to the conversion date, or the market price at the first day of closing. These private placements were completed August 1998.

       As part of its restructuring plan, the Company has eliminated most of the overhead expenses associated with its sporting goods business and has begun to concentrate on sub- licensing its trademark rights to the Kemper and California Pro trade names.

       The Company recently entered into two sub-license agreements regarding the use of the Kemper name. After considerable consolidation in the snowboard industry in 1997, the Company believes the snowboard market is rebounding. Kemper, one of the original snowboard brands, could prosper in this new environment. The combined minimum annual royalty of these licenses is $55,000, and based upon discussions with the sub-licensors and review of their sales plans, management projects that the actual combined royalty income from these two licenses may be $125,000 and $175,000 in 1998 and 1999, respectively.

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

       In August  1997, the  Company  began  negotiating  with  ImaginOn,   Inc.
         ("ImaginOn") of San Carlos, California, a privately held company, to acquire, in an exchange of stock, all of the outstanding capital stock of ImaginOn. ImaginOn, formed in March 1996, designs, manufactures and sells: (I) consumer software products for the CD/DVD-ROM market and
         (ii) a navigational tool for sophisticated Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

       The Company signed an Agreement and Plan of Merger as of January 30, 1998 whereby there would be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post-merger common stock of the Company, subject to certain adjustments. The transaction, which is expected to be completed in the fall of 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's stockholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

       ImaginOn  has  developed  and  manufactured  a general  purpose  software application, named "WebZinger(TM)" for internet browsers. WebZinger(TM) mediates Web searches for both naive and sophisticated users, increasing efficiency and saving time. ImaginOn's core technology, TDPP, has enabled the creation of a new class of business and consumer products; a hybrid of local and remote database content with seamless real-time access to video, audio, graphics and text. ImaginOn has designed eleven software tools based on TDPP. The first software title "World Cities 2000 San Francisco," an interactive travelogue is substantially complete.

       ImaginOn's  potentially  largest  marketing  partner for WorldCities 2000 travelogues has requested that two cities be completed prior to starting their marketing effort: San Francisco and New York which will be complete by December 1998.

       WebZinger(TM) will be marketed during 1998 via electronic  downloads from multiple websites by distributors who specialize in that channel. In the future, WebZinger(TM) will be distributed on CD-ROM within conventional retail channels. ImaginOn has entered into a co- marketing arrangement with AT&T whereby the WebZinger(TM) CD includes the built-in option of using AT&T WorldNet as an internet service provider. WebZinger(TM) can also be purchased through Netscape's Software Depot and Testdrive.Com. Additionally, co-marketing arrangements are under negotiation with other leading software providers.

       Management believes it has begun the successful implementation of a plan that will provide the Company with the liquidity necessary to continue as a going concern.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the period indicated:

                                       Three Months Ended   Six Months Ended
                                              June 30           June 30
                                               1997               1997
                                               ----               ----
                                        Dollars   Percent   Dollars   Percent
                                        -------   ------    -------   -------

    In-line skates and accessories .    $  188         5%   $  639         9%
    Snowboards and accessories .....       223         6%      317         5%
    Ice and street/roller hockey (1)     3,599        89%    5,820        86%
                                        ------    ------    ------    ------
                                        $4,010       100%   $6,776       100%
                                        ======    ======    ======    ======

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

NET SALES: Sales for the three and six months ended June 30, 1997 were $4,010,430 and $6,776,239, respectively. For the three and six months ended June 30, 1998, the Company recorded royalty income of $17,792 and $58,926, respectively.

GROSS PROFIT: For the three and six months ended June 30, 1997 and 1998, gross profit was $1,257,439 and $1,804,092, respectively.

SALES AND MARKETING EXPENSES: There were no sales and marketing expenses during the three months ended June 30, 1998 compared to $394,975 for the three months ended June 30, 1997. For the six months ended June 30, 1998, sales and marketing expenses were $4,084 compared to $837,171 for the six months ended June 30, 1997. These decreases were a result of the company ceasing its sales and marketing activities in 1998, as it sub-licensed its rights to the Kemper Trademark, and no longer incurred sales and marketing expense. The 1997 sales and marketing expenses also included those of USA Skate. In September 1997, the Company completed the sale of substantially all of the operating assets of USA Skate.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased to $357,898 for the three months ended June 30, 1998 from $1,160,103 to the three months ended June 30, 1997. During the six months ended June 30, 1998, general and administrative expenses decreased to $697,366 from $1,989,640 for the six months ended June 30, 1997. These decreases were attributable to significantly reduced general and administrative expenses due to the sale of the Company's hockey business in September, 1997.

The primary expenses for the three months ended June 30, 1998 were legal and accounting $80,578, consulting expenses $130,000, payroll, payroll taxes and expense reimbursement of $60,994. The primary expenses for the six months ended June 30, 1998 were legal and accounting $187,871, consulting expenses $238,750, payroll, payroll taxes, and expense reimbursement of $218,532.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three months ended June 30, 1998 was $62,090 compared to $198,185 for the three months ended June 30, 1997. Of the 1997 three month expense $142,975 was related to Company's hockey business which was sold in September 1997. For the six months ended June 30, 1998 depreciation and amortization expense was $124,181 compared to $391,968 for the six months ended June 30, 1997. The 1997 six month expenses included approximately $250,000 related to the Company's hockey business.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

CONSULTING EXPENSES: Consulting expenses were $30,000 and $60,000 for the three and six months ended June 30, 1998, respectively, compared to $60,000 and$120,000 for the three and six months ended June 30, 1997, respectively. The reason for the decrease was attributable to including USA Skate fees for the full three and six months in 1997.

LOSS FROM OPERATIONS: For the three and six months ended June 30, 1998, the loss from operations was $449, 988 and $885,631, respectively, compared to the loss from operations for the three and six months ended June 30, 1997 of $555,824 and $1,534,687, respectively. The primary reason for the decrease in operating losses in the 1998 periods compared to the 1997 periods are decreases in operating costs. These decreases were caused by the reduced operating expenses due to the sale of the Company's hockey business and the reduction in operating costs from restructuring operating the remaining trademarks and licenses to entering into sub-license agreements.

OTHER EXPENSE/INCOME: Other expenses for the three months ended June 30, 1998 were $129,491 compared to $348,122 for the three months ended June 30, 1997. Other expenses for the six months ended June 30, 1998 were $301,564 compared to $593,589 for the six months ended June 30, 1997.

NET LOSS: Net loss for the three and six months ended June 30, 1998 was $590,889 and $1,222,313 respectively, compared to net loss for the three and six months ended June 30, 1997 of $731,589 and 1,228,832, respectively. The primary reasons for the decreases were reductions in the losses from operations of $105,836 and $649,236 for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997 as described above, and decreases in interest and other expenses. These decreases were offset by extraordinary income of $197,901 for debt forgiveness and $736,661 for minority interest in the 1997 period.

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

On September 12, 1997, the Company sold substantially all of the assets of its hockey business for $14,500,000 inclusive of $1,000,000 retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities of approximately $1,600,000 related to the assets purchased. The proceeds were utilized as follows:

         Secured revolving lines of credit            $   7,984,000
         Convertible noteholders                            949,000
         Secured debt                                       519,000
         Other notes                                        100,000
         Stockholder notes                                  505,000
         Payment to previous USA Skate owners             2,678,000
         Interest payments                                   85,000
         Cash to escrow account                           1,000,000
         Cash in bank                                       680,000
                                                      -------------
                                                      $  14,500,000
                                                      =============

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

In February 1998, Rawlings and the Company agreed to a purchase price reduction of $395,108 due to a final valuation by Rawlings of the fair value of the net assets purchased.

At June 30, 1998, the Company had working capital of approximately $1,103,571 compared to a deficit of $400,625 at December 31, 1997. The increase in the working capital is primarily related to the Company realizing net proceeds of approximately $1,420,000 from various private placements as further described in Notes 3 and 4. Additionally, the Company has converted $243,000 of debt to equity.

In addition, the Company announced that the exercise price of its publicly traded common stock purchase warrants has been reduced from $6.00 to $1.50 per share and the expiration date has been extended from January 18, 1998 to December 31, 1998.

                                     PART II

                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES.

           a.  N/A
           b.  N/A
           c. During the three month period covered by this report, the Registrant issued the following securities:

               On April 5, 1998, the Registrant issued 37,467 shares of its common stock in exchange for the extensions of the maturity date to May 5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance, and payment was based on $1.43 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

               On April 1, 1998 the registrant issued 200,000 shares of its common stock to a consultant to the Company upon the exercise of a previously granted option.

               On May 5, 1998, the Registrant issued 25,047 shares of its common stock in exchange for the extensions of the maturity date to June 5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance and payment was made based on $1.72 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

               On May 15, 1998, the Registrant issued 49,500 shares of its common stock to an officer of the Company upon the exercise of previously granted option under the Company's 1994 Stock Option Plan.

               On June 5, 1998, the Registrant issued 34,950 shares of its common stock in exchange for the extensions of the maturity date to July 5, 1998 on notes of Skate Corp. The amount owed was based upon 5% of the outstanding principal balance and payment was made based on $1.23 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

               On June 5, 1998, the Registrant issued 60,000 shares of its common stock to a an officer/director of the Company upon the exercise of previously granted warrants.

               On June 20, 1998, the Company issued 17,200 shares of its common stock to an officer/director of the Company upon the exercise of previously granted warrants.

               On June 30, 1998, the Registrant issued 69,000 shares of its common stock to an entity in exchange for assumptionof certain liabilities of the Company totalling $34,500. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act because the recipient of these shares was an accredited investor.

                                     PART II

                                OTHER INFORMATION

ITEM 4.        Submission of matters to a vote of security holders.

               None.


ITEM 5.        Other information.

               None.


ITEM 6.        Exhibits and Reports on Form 8-K:

         a.    Exhibits

               3.(I).1 Certificate  of  Designation  of California   Pro Sports,
                       Inc., - Designation of Preferences, Limitations and Relative Rights of the Series B preferred Convertible Stock of California Pro Sports, Inc.

               3.(I).2 Certificate of Designation of California Pro Sports, Inc.
                       - Designation of Preferences, Limitations and Relative Rights of the Series C Preferred Cohnvertible Stock of California Pro Sports, Inc.

               3.(I).3 Certificate of Amendment  to Certificate of Incorporation
                       of California Pro Sports, Inc. dated July 22, 1998.

         b.    Reports on Form 8-K

               1.  Form 8-K dated June 25, 1998  reporting  "Other Events" under
                   Item 5, and "Pro Forma Financial Statements" under Item 7(b).

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CALIFORNIA PRO SPORTS, INC.





Dated:        August 14, 1998           By: /S/ HENRY FONG
                                           ----------------------------------
                                           Henry Fong
                                           Chairman/Chief Executive Officer



Dated:        August 14, 1998           By: /S/ BARRY S. HOLLANDER
                                           ----------------------------------
                                           Barry S. Hollander
                                           Chief Financial Officer