Form 10KSB/A
period 1997-12-31
CALIFORNIA PRO SPORTS INC
filed 1998-10-23
CIK 899444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1


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


                                 FORM 10-KSB/A-1


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


     At the time of the acquisition, Skate Corp. made a capital contribution of $500,000 to Davtec, and the former controlling shareholder of USA Skate paid Davtec $165,000 in return for a $125,000, 8% promissory note due December 31, 1996 and payment of a $40,000 outstanding receivable. The proceeds of $665,000 were used to reduce Davtec's indebtedness to its Canadian bank lender. In connection with the payments, and subject to certain other terms and conditions, the Canadian bank agreed to extend the existing line of credit with Davtec through July 31, 1997. In March 1997, the Company repaid $50,000 under the note to the former controlling shareholder of USA Skate, Warren Amendola, and entered into a modification agreement extending the due date of the remaining $75,000 to October 1, 1997. In February 1997, the Company received notice that it was in violation of a loan covenant and in March 1997, the bank filed a notice of intention to enforce security and to demand payment of the loan.

     At the time of the USA Skate acquisition, the Company, Skate Corp. and USA Skate also entered into certain other agreements with the former controlling shareholder of USA Skate, Warren Amendola. USA Skate entered into a one-year employment agreement with the former controlling shareholder of USA Skate, which provided for annual compensation of $90,000. The former controlling shareholder of USA Skate entered into a five-year consulting agreement with the Company, Skate Corp. and USA Skate and a ten-year noncompete agreement in consideration for receipt of 400,000 shares of the Company's common stock valued at $900,000. USA Skate also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate, Warren Amendola, in exchange for minimum royalty payments of $3 million due on or before December 2001. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.53 million, including guarantee fees to two officers/stockholders of $600,000 related to the officers'/stockholders' providing personal guarantees of certain of the debt assumed and issued in the transaction.


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

(d)        RECENT SALES OF UNREGISTERED SECURITIES.

     On October 10, 1997, the Company issued 28,059 shares of its common stock in exchange for the extensions of the maturity date to November 5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the oustanding principal balance and payment was made based on $2.24 per share. The Company relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

     On November 16, 1997, the Company issued 32,230 shares of its common stock in exchange for the extensions of the maturity date to December 5, 1997 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance and payment was made based on $1.95 per share. The company relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

     On November 26, 1997, the Company issued 15,000 shares to a director of the Company upon the exercise of a previously granted option under the Company's 1994 Stock Option Plan.

     On December 11, 1997, the Company issued an aggregate of 7,500 shares to one present and one former employee of the Company upon the exercise of previously granted options under the Company's 1994 Stock Option Plan.

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


     The Company recently entered into two sub-license agreements regarding the use of the Kemper name. Effective May 1, 1997 the Company entered into an agreement through April 30, 2000 with United Merchandising Corp., A California corporation ("UMC"). The Company granted UMC a non-exclusive, non-transferable license to manufacture and/or purchase and sell various snowboarding apparel bearing the name and/or logo of "Kemper", in its retail stores in the United States. The royalty rate is 7.5% of the cost to UMC with a minimum of $30,000 per annum. UMC has an option to renew for one or two additional years. During the first contract year (May 1, 1997 through April 30, 1998) the Company received royalties of approximately $34,300.

     Effective in February 1998 the Company entered into a two year exclusive Licensing Agreement with Jaysport International, Inc., a California corporation ("Jaysport"). Subject to the prior sub-license granted to UMC, the Company sub-licensed to Jaysport the exclusive worldwide right to use the Kemper name and trademark on snowboards, related equipment, clothing and accessories (the "Products"). Jaysport has the option to renew the agreement for additional two year periods thereafter. The agreement includes a royalty payment of 3% of net sales on all Products with a minimum royalty of $25,000 per annum.


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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,387,882 for the year ended December 31, 1997, compared to $3,037,751 for the year ended December 31, 1996. This represents an increase of $350,131. The primary reason for the increase is attributable to increases in the following 1997 general and administrative expenses related to USA Skate; professional fees ($209,250), consulting ($147,375) and bad debt expense ($293,672). Additionally in 1996, USA Skate reduced its accounts receivable reserve by $208,000. These 1997 increases were partially offset by a reduction in the Company's general and administrative expenses related to in-line skates and snowboards of approximately $778,000 due to managements decision to cease active distribution of its California Pro and Kemper licensed products.

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
                                     of USA Skate, resigned September 1997


     HENRY FONG has been the Chief Executive Officer and a director of the Company since its inception in January 1993. In addition, Mr. Fong serves as a member of the executive committee of the Company's Board of Directors. Mr. Fong, a founder of the Company, provides the Company with expertise on long-term strategic planning, financing and acquisitions, but is not involved in the Company's day-to-day operations. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc. ("RDM")), a New York Stock Exchange listed company, and was its president and treasurer from 1987 to 1996. Mr. Fong resigned from his positions with RDM on June 20, 1997 concurrent with the closing of a $100 million refinancing. In August 1997, RDM filed for Chapter 11 bankruptcy. Mr. Fong has been named as a defendant in a class action suit filed by former RDM shareholders. Since 1983, Mr. Fong also has served as the President and a director and is a significant stockholder of Equitex, Inc., a publicly-held business development company. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in Financial World magazine's Corporate American "Dream Team."

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
2401 PGA Blvd., Suite 280F
Palm Beach Gardens, FL 33410


                                                 Percentage              Percentage
                                Number of        Owned of    Number of    Owned of
Name and Address                 Common           Common     Preferred    Preferred
of Beneficial Owner            Shares Owned       Shares    Shares Owned    Shares
-------------------            ------------      ---------- ------------ ----------
Michael S. Casazza              422,087 (2)         5.9           --          --
1221-B South Batesville Road
Greer, South Carolina  29650

Resource Preservation, LLC(5)   526,280             7.6        26,660        2.4
c/o Fred LeBaron
Ross & Hardies
150 N. Michigan Ave.
Suite 2500
Chicago, IL  60601

CLB Investment Corp.(6)             --               --        228,606       20.4
c/o Dave Schaper
11 Oxford Drive
Lincolnshire, IL  60069

Barry S. Hollander (Officer)     78,500 (3)         1.1        18,500        1.7
1221-B South Batesville Road
Greer, South Carolina  29650

Brian C. Simpson                   --               --           --           --
15 Langhams Way
Wargrave, Berkshire
RG 10 8AX U.K.

Hung-Chang Yang (Director)       15,000 (4)          .2          --           --
First Floor, No. 16
Lane 238
Taipei, Taiwan

USA Skate Corporation(7)(8)     360,000             5.2       750,471       67.1
1221-B South Batesville Road
Greer, SC  29650

All directors and executive     992,215 (1)(3)(4)  13.6        48,667        4.4
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

(5) Fred LeBaron controls the voting of the shares of Resource Preservation, LLC.

(6) Dave Schaper, president of CLB Investment Corp., controls the voting shares of this entity.

(7)  CalPro controls the voting of the shares of USA Skate Corporation

(8) As long as CalPro owns a majority of the shares of USA Skate Corporation ("USA Skate") entitled to vote in the election of directors of USA Skate, the shares of CalPro held by USA Skate shall neither be entitled to vote nor be counted for quorum purposes.


           CHANGES IN CONTROL.  None.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------


     In April 1994, the Company issued warrants to Henry Fong, a founder of the Company, to purchase up to 148,600 shares of Common Stock and issued warrants to Michael S. Casazza, a founder of the Company, to purchase up to 51,400 shares of Common Stock, exercisable at $4.50 per share through April 14, 1997 (the "April Warrants"). In August 1995, the Company issued warrants to Messrs. Fong and Casazza each to purchase up to 150,000 shares of Common Stock, exercisable at $3.56 per share through August 1, 1998 (the "August Warrants"). The exercise price of these warrants represented 100% of the closing bid price of the Common Stock as reported by Nasdaq on the date of grant. The warrants issued to Messrs. Fong and Casazza in April 1994 and August 1995 were issued as additional compensation for their valuable services rendered to the Company. In April 1996, as compensation for their extra efforts in causing the USA Skate acquisition to close, the Company lowered the exercise price of all of the warrants held by Messrs. Fong and Casazza to $2.38 per share, the closing bid price of the Common Stock on the date the warrants were repriced. Additionally, the exercise date for the April Warrants was extended to April 14, 2002 and the exercise date for the August Warrants was extended to August 1, 2003.


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


     In September 1997, the Company awarded Mr. Casazza a bonus of 236,000 shares of common stock (at a value of $1.75 per share, a discount of $.031 from the September 11, 1997 market price of $1,781) of the Company for, among other things, the forgiveness of the remaining amount of $149,000 of the $400,000 promissory note, making other loans to the Company and/or its subsidiaries in order for the Company to meet immediately due obligations, and his efforts in negotiating and moving the USA Skate asset sale forward to completion, as well as for his past services to the Company. Additionally, Mr. Casazza resigned from all positions effective with the completion of the sale of USA Skate, however he agreed to assist, as requested and act as a consultant to the Company.


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

     Number         Description
     ------         -----------
     10.31          Agreement and Plan of Merger,  dated January 30, 1998 by and
                    among  the   Registrant,   ImaginOn,   Inc.   and   ImaginOn
                    Acquisition  Corp.  (INCORPORATED  BY  REFERENCE  TO EXHIBIT
                    10.31  TO THE  COMPANY'S  FORM  10-KSB  FOR THE  YEAR  ENDED
                    DECEMBER 31, 1997 (THE "1997 FORM 10-KSB").)

     10.32 Licensing Agreement, effective May 1, 1997, by and among the Registrant and United Merchandising Corp. FILED HEREWITH.

     10.33 Licensing Agreement, effective April 1, 1997, by and among the Registrant and Jaysport International, Inc. . FILED HEREWITH.

     11.1           Statement   Re:   Computation   of   Per   Share   Earnings.
                    (INCORPORATED BY REFERENCE TO EXHIBIT 11.1 TO THE 1997 FORM 10-KSB)

     21.1           List of Subsidiaries.  (INCORPORATED BY REFERENCE TO EXHIBIT
                    21.1 IN REGISTRATION STATEMENT 33-98898.)

     27.1           Financial  Data  Schedule.  (INCORPORATED  BY  REFERENCE  TO
                    EXHIBIT 27.1 TO THE 1997 FORM 10-KSB)



(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CALIFORNIA PRO SPORTS, INC.


Date: October 23, 1998                 /s/ Barry S. Hollander
                                       -----------------------------------------
                                       Barry S. Hollander, Acting President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: October 23, 1998                 /s/ Henry Fong
                                       -----------------------------------------
                                       Henry Fong, Chief Executive
                                        Officer and Director


Date: October 23, 1998                 /s/ Barry S. Hollander
                                       -----------------------------------------
                                       Barry S. Hollander, Chief Financial
                                        Officer and Principal Accounting Officer


Date: October 23, 1998                 /s/ Brian C. Simpson
                                       -----------------------------------------
                                       Brian C. Simpson, Director


Date: October 23, 1998                 /s/ Hung-Chang Yang
                                       -----------------------------------------
                                       Hung-Chang Yang, Director

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

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------    ------------
Cash flows from operating activities:
      Net loss .................................................   $ (4,809,215)   $ (5,575,882)
                                                                   ------------    ------------
      Adjustments to reconcile net loss to
       net cash used in operating activities:
      Extraordinary gain .......................................       (383,705)
      Inventory markdowns and adjustments ......................                      1,059,750
      Net unrealized holding loss ..............................         62,392         144,457
      Gain on sale of investment in subsidiary .................        (87,593)       (111,366)
      Gain from issuance of common stock by subsidiary .........                       (479,100)
      Loss on sale of USA Skate assets .........................        751,522
      Expense incurred upon issuance of common stock and options        724,223
      Depreciation and amortization ............................        628,601         681,717
      Amortization of license fee payable and other ............         88,867         214,688
      Provision for losses on accounts receivable ..............        250,836         228,000
      Foreign currency (gains) loss ............................        (59,791)         44,012
      Minority interest ........................................       (727,197)        193,681
      Restructuring and impairment charges .....................        237,452       1,229,000
Decrease (increase) in assets:
      Accounts receivable ......................................       (135,947)      2,432,580
      Income taxes receivable ..................................        221,624        (221,624)
      Due from related parties .................................       (310,369)         22,866
      Inventories ..............................................      1,806,578       2,578,805
      Prepaid expenses and other ...............................        436,111        (236,638)
      Assets of subsidiary held for sale
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses ....................       (394,606)     (1,210,188)
      Payables to officers/shareholders and other
        related parties ........................................        (36,804)        136,250
      Income taxes payable .....................................                       (208,304)
      Liabilities of subsidiary held for sale                        (1,340,648)
                                                                   ------------    ------------
            Total adjustments ..................................      1,731,546       6,498,586
                                                                   ------------    ------------
Net cash provided by (used in) operating activities ............     (3,077,669)        922,704
                                                                   ------------    ------------

Cash flows from investing activities:
      Payment from sale of USA Skate Co., Inc. .................     14,500,000
      Payment for purchase of subsidiary,
       net of cash acquired ....................................                     (3,551,760)
      Payments for intangible assets ...........................                       (436,600)
      Capital expenditures .....................................        (95,141)       (237,545)
      Proceeds from sale of marketable securities ..............        166,260
      Acquisition, offering and financing costs ................                       (421,770)
                                                                   ------------    ------------
Net cash used in investing activities ..........................     14,571,119      (4,647,675)
                                                                   ------------    ------------

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------    ------------
Cash flows from financing activities:
      Proceeds from notes payable and long-term debt ...........        174,545       4,543,522
      Repayments of notes payable, license fees
        and long-term debt .....................................    (11,713,124)     (1,587,263)
      Net proceeds from issuance of
       common stock and warrants ...............................                        819,600
                                                                   ------------    ------------
Net cash provided by financing activities ......................    (11,538,579       3,775,859
                                                                   ------------    ------------
Net increase (decrease) in cash ................................        (45,129)         50,888

Cash, beginning ................................................         59,098           8,210
                                                                   ------------    ------------
Cash, ending ...................................................   $     13,969    $     59,098
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

         Revenue recognition:

         The Company's revenue recognition policy is to record sales as product is shipped and recognizes royalty and other income when sub-licensees report royalties and the Company receives payment.

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


11.      Restructuring and impairment charges:

         The Company initiated its restructuring plan in 1996, which included the implementation of product line changes and a cost reduction program beginning in the fourth quarter of 1996. The Company recorded restructuring and impairment charges which consists of the following components:

                                   Non-cash asset    Other
                                     write downs    Charges        Total
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