Form 10QSB/A
period 1998-03-31
CALIFORNIA PRO SPORTS INC
filed 1998-10-23
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A-1


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

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998            1997
                                                                 ------------    ------------
Net sales ....................................................   $               $   2,765,809
                                                                 ------------    -------------

Cost of sales:
       Substantially from a related party ....................                         19,647
       Other .................................................                      2,199,509
                                                                 ------------    ------------
                                                                                    2,219,156
                                                                 ------------    ------------
Gross profit .................................................                        546,653
                                                                 ------------    ------------
Operating expenses:
       Sales and marketing expense ...........................          4,084         442,196
       General and administrative expense ....................        398,468         859,537
       Depreciation and amortization .........................         62,091         193,783
       Consulting fees, related party ........................         30,000          30,000
                                                                 ------------    ------------
                                                                      494,643       1,525,516
                                                                 ------------    ------------

Loss from operations .........................................       (494,643)       (978,863)
                                                                 ------------    ------------

Other expenses (income):
       Interest expense:
           Related party .....................................                         77,156
           Other .............................................         32,599         246,727
       Foreign currency loss .................................                        (45,943)
       Royalty income and other ..............................        (41,134)         (7,262)
       Gain on sale of investment in subsidiary (Note 8) .....                        (87,593)
       Loss on sale of marketable securities (Note 6) ........                         62,392
       Finance fees and other (Note 5) .......................        180,608
                                                                 ------------    ------------
                                                                      172,073         245,477
                                                                 ------------    ------------

Loss before minority interest and extraordinary item .........       (666,716)     (1,224,340)
Minority interest ............................................         23,708        (529,196)
                                                                 ------------    ------------

Loss before extraordinary item ...............................       (690,424)       (695,144)
Extraordinary item, debt forgiveness (Note 9) ................                        197,901
                                                                 ------------    ------------

Net loss .....................................................       (690,424)       (497,243)

Other comprehensive income (loss):
       Foreign currency translation adjustments ..............                         (7,692)
                                                                 ------------    ------------

Comprehensive loss ...........................................   $   (690,424)   $   (504,935)
                                                                 ============    ============

Loss per share before extraordinary item .....................   $       (.10)   $       (.15)

Extraordinary item ...........................................                            .04
                                                                 ------------    ------------
Net loss per share ...........................................   $       (.10)   $       (.11)
                                                                 ============    ============

Weighted average number of shares outstanding ................      6,916,360       4,704,214
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


11.  Comprehensive income:

     On January  1,1998 the company  adopted  Statement of Financial  Accounting
      Standards No. 130, "Reporting Comprehensive Income." This standard establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of operations including minimum pension liability adjustments and foreign currency translation adjustments, among others. For the three and six months ended June 30, 1998, the company had no items of comprehensive income. The financial statements for the three and six months ended June 30, 1997 and 1998 have been reclassified to disclose items of comprehensive income. There are no significant tax effects related to these items.

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

OVERVIEW


     During 1997, the Company had limited operating revenues in its in-line skate and snowboard businesses, and in September 1997, sold substantially all of the assets of its ice and street/roller hockey business ("Hockey"). In 1998, the Company had no operating revenues, but did realize income from sub-licensing agreements. The following discussion pertains to the business operations for in-line skates, snowboards and Hockey for the three months ended March 31, 1997.


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

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

     In 1997, due to continuing operating losses, management decided to restructure and deleverage the Company. In connection with these plans, the Company:


     a. Ceased distribution of products covered under the California Pro and Kemper licenses, thereby eliminating most of the operating and overhead expenses associated with its sporting goods business and began to concentrate on sub- licensing the Company's trademark rights. Accordingly, in 1996 the Company recorded restructuring charges of $1,229,000 and in the second quarter of 1997, the Company began liquidating remaining in-line skate, snowboard and accessories inventories.


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

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K:


         (a)      Exhibits

                  3.(I).1 Certificate of Designation of California Pro Sports, Inc. - Desigation of Preferences, Limitations and Relative Rights of the Series A Preferred Convertible Stock of California Pro Sports, Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 3.(I).1 TO THE COMPANY'S FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1998 (THE "1998 MARCH FORM 10-QSB")
                  3.(I).2 Certificate of Designation of California Pro Sports, Inc. - Desigation of Preferences, Limitations and Relative Rights of the Series B Preferred Convertible Stock of California Pro Sports, Inc.(To be filed by Amendment)(INCORPORATED BY REFERENCE TO EXHIBIT 3.(I).2 TO THE 1998 MARCH FORM 10-QSB)
                  10.1 Amendment No. 1 to Warrant Agreement dated October 21, 1997. (INCORPORATED BY REFERENCE TO EXHIBIT
                             10.1 THE 1998 MARCH FORM 10-QSB)
                  10.2 Amendment No. 2 to Warrant Agreement dated March 27, 1998. (INCORPORATED BY REFERENCE TO EXHIBIT
                             10.1 THE 1998 MARCH FORM 10-QSB)
                  27.1 Financial Data Schedule. (INCORPORATED BY REFERENCE TO EXHIBIT 27.1 OF THE 1998 MARCH FORM 10 -QSB)


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



                                       CALIFORNIA PRO SPORTS, INC.





Dated:   October 23, 1998              By: /s/Henry Fong
                                           -------------------------------
                                           Henry Fong
                                           Chairman



Dated:   October 23, 1998              By: /s/Barry S. Hollander
                                           -------------------------------
                                           Barry S. Hollander
                                           Acting President,
                                           Chief Financial Officer