Form 10QSB/A
period 1998-06-30
CALIFORNIA PRO SPORTS INC
filed 1998-10-23
CIK 899444

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

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                               Unaudited
                                                                               Pro forma       Historical
                                                                               ---------       ----------
                                                                                (Note 4)
Current assets:
       Cash ...............................................................   $  2,181,599    $  1,141,599
       Accounts receivable, related parties ...............................        248,504         248,504
       Notes receivable:
           Related parties ................................................        217,500         127,500
           Other ..........................................................        245,500         245,500
       Prepaid expenses and other .........................................         73,322          73,322
       Assets of subsidiary held for sale (Note 3) ........................                        904,358
                                                                              ------------    ------------
                      Total current assets ................................      2,966,425       2,740,783
                                                                              ------------    ------------
Furniture and equipment, net of accumulated
 depreciation of $403,393 .................................................         68,660          68,660
                                                                              ------------    ------------
Intangible assets, net of accumulated
 amortization of $106,790:
       Trademark license and other costs ..................................        612,253         612,253
       Goodwill ...........................................................                         94,483
                                                                              ------------    ------------
                                                                                   612,253         706,736
                                                                              ------------    ------------
                                                                              $  3,647,338    $  3,516,179
                                                                              ============    ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ..............................   $    410,516    $    291,516
       Liabilities of subsidiary held for sale (Note 3) ...................                      1,345,696
                                                                              ------------    ------------
                      Total liabilities (all current) .....................        410,516       1,637,212
                                                                              ------------    ------------
Minority interest .........................................................                        420,266
                                                                              ------------    ------------
Shareholders' equity (Note 4):
       Preferred stock, $0.01 par value;
          authorized 5,000,000 shares:
          Series A Preferred stock, issued 1,327,606 ......................                         13,277
          Series B/C Preferred stock, issued 1,430 ........................        556,201         337,451
       Common stock, $0.01 par value; authorized
          10,000,000 shares; issued 7,496,908 .............................        120,296          74,969
       Warrants ...........................................................        394,200         394,200
       Capital in excess of par ...........................................     13,919,245      13,232,818
       Accumulated deficit ................................................    (11,753,120)    (11,777,026)
       Treasury stock held by subsidiary; consisting of 750,471
        shares of Series A Preferred Stock; 86,000 shares of
         common stock .....................................................                       (816,988)
                                                                              ------------    ------------
                      Total shareholders' equity ..........................      3,236,822       1,458,701
                                                                              ------------    ------------
                                                                              $  3,647,338    $  3,516,179
                                                                              ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                   1998            1997
                                                -----------    -----------
Net sales ...................................   $              $ 4,010,430
                                                -----------    -----------
Cost of sales:
       Substantially from a related party ...                       22,869
       Other ................................                    2,730,122
                                                -----------    -----------
                                                                 2,752,991
                                                -----------    -----------
Gross profit ................................                    1,257,439
                                                -----------    -----------
Operating expenses:
       Sales and marketing expense ..........                      394,975
       General and administrative expense ...       357,898      1,160,103
       Depreciation and amortization ........        62,090        198,185
       Consulting fees, related party .......        30,000         60,000
                                                -----------    -----------
                                                    449,988      1,813,263
                                                -----------    -----------

Loss from operations ........................      (449,988)      (555,824)
                                                -----------    -----------
Other expenses (income):
       Interest expense:
           Related party ....................        27,746         71,583
           Other ............................                      284,140
       Foreign currency loss ................                       11,589
       Royalty income and other .............       (17,792)       (19,200)
       Finance fees (Note 4) ................       119,537
                                                -----------    -----------
                                                    129,491        348,112
                                                -----------    -----------

Loss before minority interest ...............      (579,479)      (903,936)
Minority interest ...........................        11,410       (172,347)
                                                -----------    -----------

Net loss ....................................      (590,889)      (731,589)

Other comprehensive income (loss):
     Foreign currency translation adjustments                       (7,260)
                                                -----------    -----------

Comprehensive loss ..........................   $  (590,889)   $  (738,849)
                                                ===========    ===========

Net loss per share ..........................   $      (.08)   $      (.14)
                                                ===========    ===========

Weighted average number of shares outstanding     7,302,939      5,270,492
                                                ===========    ===========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                        1998            1997
                                                     -----------    -----------
Net sales ........................................   $              $ 6,776,239
                                                     -----------    -----------
Cost of sales:
       Substantially from a related party ........                       42,516
       Other .....................................                    4,929,631
                                                     -----------    -----------
                                                                      4,972,147
                                                     -----------    -----------
Gross profit .....................................                    1,804,092
                                                     -----------    -----------
Operating expenses:
     Sales and marketing expense ...............           4,084        837,171
     General and administrative expense ........         697,366      1,989,640
     Depreciation and amortization .............         124,181        391,968
     Consulting fees, related party ............          60,000        120,000
                                                     -----------    -----------
                                                         885,631      3,338,779
                                                     -----------    -----------

Loss from operations .............................      (885,631)    (1,534,687)
                                                     -----------    -----------
Other expenses (income):
     Interest expense:
         Related party .........................                        148,739
         Other .................................          60,345        530,867
     Foreign currency gain .....................                        (34,354)
     Royalty income and other ..................         (58,926)       (26,462)
     Gain on sale of investment in subsidiary (Note 8)                  (87,593)
     Loss on sale of marketable securities (Note 5)                      62,392
     Finance fees and other (Note 5) ...........         300,145
                                                     -----------    -----------
                                                         301,564        593,589
                                                     -----------    -----------
Loss before minority interest and
 extraordinary items                                  (1,187,195)    (2,128,276)
Minority interest ................................        35,118       (701,543)
                                                     -----------    -----------

Loss before extraordinary item ...................    (1,222,313)    (1,426,733)
                                                     -----------    -----------

Extraordinary item, debt forgiveness .............                      197,901
                                                     -----------    -----------

Net loss .........................................    (1,222,313)    (1,228,832)

Other comprehensive income (loss):
     Foreign currency translation adjustments ....                      (14,952)
                                                     -----------    -----------

Comprehensive loss ...............................   $(1,222,313)   $(1,243,784)
                                                     ===========    ===========

Loss per share before extraordinary item .........   $      (.17)   $      (.29)
Extraordinary item ...............................                          .04
                                                     -----------    -----------
Loss per share ...................................   $      (.17)   $      (.25)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     7,110,717      4,986,747
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

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)



                                                                  Series A                    Series B & C
                              Common stock                    Preferred stock                 Preferred stock
                     ------------------------------    -----------------------------    --------------------------
                        Shares            Amount          Shares           Amount         Shares         Amount         Warrants
                     -------------     ------------    -------------     -----------    -----------     ---------    -------------
Issuance of 224,000
shares of common
stock owned by
Skate Corp. In
satisfaction of
$224,000 of
liabilities

Issuance of 69,000
shares of common
stock in satisfaction
of $34,500 of
liabilities                 69,000              690

Issuance of 41,667
shares of Series A
preferred stock in
satisfaction of
$150,000 of
liabilities                                                   41,667             417

Issuance of 1,430
shares of Series B
and C preferred
stock in connection
with private
placement, net of
costs (Note 4)                                                                                1,430       337,451

Net loss for the six
months ended
June 30, 1998
                     -------------     ------------    -------------     -----------    -----------     ---------      -----------
Balances, June
  30, 1998               7,496,908         $ 74,969        1,327,606        $ 13,277          1,430     $ 337,451        $ 394,200
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


                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)



                            Capital in                               Treasury
                             excess of                                 stock
                                par              Deficit                                    Total
                          --------------     -----------------     -------------       ---------------
Issuance of 224,000
shares of common
stock owned by
Skate Corp. In
satisfaction of
$224,000 of
liabilities                     147,348                                 76,652               224,000

Issuance of 69,000
shares of common
stock in satisfaction
of $34,500 of
liabilities                      33,810                                                       34,500

Issuance of 41,667
shares of Series A
preferred stock in
satisfaction of
$150,000 of
liabilities                     149,583                                                      150,000

Issuance of 1,430
shares of Series B
and C preferred
stock in connection
with private
placement, net of
costs (Note 4)                  753,846                                                    1,091,297

Net loss for the six
months ended
June 30, 1998                                     (1,222,313)                             (1,222,313)
                          --------------     -----------------     -------------      ---------------
Balances, June
  30, 1998                 $ 13,232,818        $ (11,777,026)       $ (816,988)          $ 1,458,701
                          ==============     =================     =============      ===============


                 See notes to consolidated financial statements.
                                        9

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998            1997
                                                                              ------------    ------------
Cash flows from operating activities:
       Net loss ...........................................................   $ (1,222,313)   $ (1,228,832)
                                                                              ------------    ------------
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Extraordinary gain ...............................................                       (197,901)
         Gain on sale of investment in subsidiary .........................                        (87,593)
         Loss on sale of marketable securities ............................                         62,392
         Foreign currency gain ............................................                        (34,354)
         Depreciation and amortization ....................................        115,323         391,968
         Provision for bad debts ..........................................                         50,836
         Expense incurred upon issuance
           of common stock (Note 5) .......................................        445,208         187,813
         Minority interest ................................................         35,118        (701,543)
         Decrease (increase) in assets:
           Accounts receivable ............................................       (248,504)        (67,404)
           Income taxes receivable ........................................                        186,091
           Inventories ....................................................                        398,755
           Prepaid expenses and other .....................................        (45,181)        154,795
           Assets of subsidiary held for sale .............................        200,169
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses ..........................        227,123       1,443,720
           Payable to officers/shareholders and
            other related parties .........................................                        (22,178)
           Liabilities of subsidiary held for sale ........................         40,057
                                                                              ------------    ------------

         Total adjustments ................................................        769,313       1,734,366
                                                                              ------------    ------------

Net cash provided by (used in) operating activities .......................       (453,000)        503,534
                                                                              ------------    ------------
Cash flows from investing activities:
       Capital expenditures ...............................................                        (56,962)
       Proceeds from sale of marketable securities ........................                        166,260
       Increase in notes receivable .......................................       (141,730)
                                                                              ------------    ------------
Net cash provided by (used in) investing activities .......................       (141,730)        109,298
                                                                              ------------    ------------
Cash flows from financing activities:
       Proceeds from notes payable and long term debt .....................                      1,449,347
       Repayments of notes payable and long term debt .....................                     (2,019,475)
       Proceeds from issuance of preferred stock ..........................      1,257,950
       Proceeds from exercise of options ..................................        464,410
                                                                              ------------    ------------

Net cash provided by (used in) financing activities .......................      1,722,360        (570,128)
                                                                              ------------    ------------

Net increase in cash ......................................................      1,127,630          44,704

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
                                                                              ============    ============

Supplemental disclosure of cash flow information:
       Cash paid for interest .............................................   $               $    458,659
                                                                              ============    ============

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

3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp.:

       Sale of USA Skate assets:

       On September 12,  1997,  the  Company  sold   substantially  all  of  the
         operating assets of USA Skate for $14,500,000, with $1,000,000 held in escrow for potential purchase price adjustments and other claims. The proceeds of the sale were used to repay the Company's outstanding lines of credit and other liabilities. Subsequent to September, purchase price and other adjustments have reduced the escrow account by approximately $422,000 of which approximately $105,000 was disbursed and used to repay a trade liability. The balance of the escrow account is to be disbursed to the Company in 1998, subject to resolution of any additional adjustments or claims that arise.

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
                                      =================    =================

8.     Gain on sale of investment in subsidiary:

       In March 1997,  the Company satisfied  $106,500 of payables by exchanging
         88,750 shares of Skate Corp. common stock held by the Company. The recorded cost of the USA shares transferred was $61,237 and the fair value of those shares at the date of exchange was $106,500 ($1.20 per share). The Company also sold 83,000 shares of Skate Corp. common stock held by the Company to a third party. The carrying value of the Skate Corp. shares was $57,270 and the fiar value of those shares was $99,600 ($1.20 per share). These transactions resulted in total gains of $87,593.

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

9.     Extraordinary item:

       InMarch 1997, the Company recognized an extraordinary gain of $197,901 from the extinguishment of debt for amounts less than the carrying value of the liabilities.

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


       The Company imported and distributed products in three participant sports categories. In-line skates and related accessory products were marketed under the brand names California Pro(R) and Rolling Thunder(TM); since August 1, 1994, snowboards and snowboard accessory products were marketed under the Kemper(R) brand; and from May 1996 to September 1, 1997, ice and street/roller hockey skates, sticks, related gear and accessories, as well as figure skates were marketed under the
         VICTORIAVILLE(TM), VIC(R), Hespeler(TM) and cMartin(R) brands. The Company purchased most of its in-line skate and snowboard products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products were purchased from domestic suppliers. Approximately 70% of all hockey products sold were manufactured by Davtec and skates and related gear were purchased from foreign suppliers.

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


       b. Completed the sale of substantially all of the operating assets of USA Skate nd Davtec.

       c. Commenced a search for sub-licensees of its California Pro and Kemper licenses.

       d. Commenced a search for a merger candidate. As a result of its search, on October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc., a privately held company, and on January 30, 198, the Company signed an agreement and plan of merger with ImaginOn.

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
                                        ======    ======    ======    ======

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

NET SALES: Sales for the three and six months ended June 30, 1997 and 1998 were $4,010,430 and $6,776,239, respectively. For the three and six months ended June 30, 1998, the Company recorded royalty income of $23,820 and $58,926, respectively.

GROSS PROFIT: For the three and six months ended June 30, 1997 and 1998, gross profit was $1,257,439 and $91,804,092, respectively.

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

               None.


ITEM 5.        Other information.

               None.


ITEM 6.        Exhibits and Reports on Form 8-K:


         a.    Exhibits

               3.(I).1 Certificate  of  Designation  of  California  Pro Sports,
                       Inc., - Designation of Preferences, Limitations and Relative Rights of the Series B preferred Convertible Stock of California Pro Sports, Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 3.(I).1 TO THE COMPANY'S FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1998 (THE "1998 JUNE FORM 10-QSB")

               3.(I).2 Certificate of Designation of California Pro Sports, Inc.
                       - Designation of Preferences, Limitations and Relative Rights of the Series C Preferred Cohnvertible Stock of California Pro Sports, Inc. (INCORPORATED BY REFERENCE TO
                       EXHIBIT 3.(I).2 TO THE 1998 JUNE FORM 10-QSB)

               3.(I).3 Certificate of Amendment to Certificate of  Incorporation
                       of California Pro Sports, Inc. dated July 22, 1998. (INCORPORATED BY REFERENCE TO EXHIBIT 3.(I).3 TO THE 1998 JUNE FORM 10-QSB)

               27.1    Financial  Data Schedule.  (INCORPORATED  BY REFERENCE TO
                       EXHIBIT 27.1 TO THE 1998 JUNE FORM 10-QSB)


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



                                        CALIFORNIA PRO SPORTS, INC.





Dated:        October 23, 1998          By: Henry Fong


                                        /S/ HENRY FONG
                                        ----------------------------------
                                        Henry Fong
                                        Chairman/Chief Executive Officer



Dated:        October 23, 1998          By: Barry S. Hollander


                                        /S/ BARRY S. HOLLANDER
                                        ----------------------------------
                                        Barry S. Hollander
                                        Chief Financial Officer