Form 10QSB
period 1998-09-30
CALIFORNIA PRO SPORTS INC
filed 1998-11-19
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,224,642 common shares, par value $.01 per share, outstanding at October 31, 1998.

Transitional Small Business Disclosure Format: YES [ ]    NO [X]

                   Page 1 of 31 total pages on this document.

                           CALIFORNIA PRO SPORTS, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                     ASSETS

                                                                               Unaudited
                                                                               Pro forma       Historical
                                                                              ------------    ------------
                                                                                (Note 4)
Current assets:
       Cash ...............................................................   $    586,907    $    586,907
       Accounts receivable, related parties ...............................        155,868         155,868
       Notes receivable, related parties ..................................      1,706,104       1,351,534
       Prepaid expenses and other .........................................         60,286          60,286
       Assets of subsidiary held for sale (Note 3) ........................                      1,107,957
                                                                              ------------    ------------
                      Total current assets ................................      2,509,165       3,262,552
                                                                              ------------    ------------
Furniture and equipment, net of accumulated
 depreciation of $445,157 .................................................         26,896          26,896
                                                                              ------------    ------------
Intangible assets, net of accumulated
 amortization of $127,117:
       Trademark license and other costs ..................................        607,121         607,121
       Goodwill ...........................................................                         87,603
                                                                              ------------    ------------
                                                                                   607,121         694,724
                                                                              ------------    ------------
                                                                              $  3,143,182    $  3,984,172
                                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued expenses ..............................   $    332,816    $    332,816
       Liabilities of subsidiary held for sale (Note 3) ...................                      1,283,541
                                                                              ------------    ------------
                      Total liabilities (all current) .....................        332,816       1,616,357
                                                                              ------------    ------------
Minority interest .........................................................                         30,655
                                                                              ------------    ------------
Shareholders' equity (Note 4):
       Preferred stock, $0.01 par value;
          authorized 5,000,000 shares:
          Series B/C Preferred stock, issued 2,080 ........................      1,477,124       1,477,124
       Common stock, $0.01 par value; authorized
          20,000,000 shares; issued 12,181,451 ............................        121,814         121,814
       Warrants ...........................................................        394,200         394,200
       Capital in excess of par ...........................................     13,112,635      13,112,635
       Accumulated deficit ................................................    (12,295,407)    (12,413,089)
       Treasury stock held by subsidiary; consisting of 1,039,162
         shares of common stock ...........................................                       (355,524)
                                                                              ------------    ------------
                      Total shareholders' equity ..........................      2,810,366       2,337,160
                                                                              ------------    ------------
                                                                              $  3,143,182    $  3,984,172
                                                                              ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                  1998            1997
                                                                              ------------    ------------
Net sales .................................................................                   $  2,073,117
                                                                              ------------    ------------

Cost of sales .............................................................                      1,459,838
                                                                              ------------    ------------
Gross profit                                                                                       613,279
                                                                              ------------    ------------
Operating expenses:
       Sales and marketing expense ........................................                        366,138
       General and administrative expense .................................   $    414,431       1,172,878
       Depreciation and amortization ......................................         62,091         174,542
       Consulting fees, related party .....................................         30,000          60,000
                                                                              ------------    ------------
                                                                                   506,522       1,773,558
                                                                              ------------    ------------

Loss from operations ......................................................       (506,522)     (1,160,279)
                                                                              ------------    ------------
Other expenses (income):
       Interest expense:
           Related party ..................................................                        148,598
           Other ..........................................................         24,560         177,635
       Foreign currency gain ..............................................                        (25,437)
       Royalty income and other ...........................................        (10,131)        (22,262)
       Loss on sale of USA assets (Note 4) ................................                        538,414
       Other ..............................................................        117,643         314,743
                                                                              ------------    ------------
                                                                                   132,072       1,131,691
                                                                              ------------    ------------
Loss before income taxes and minority interest ............................       (638,594)     (2,291,970)
Income tax benefit ........................................................                       (128,208)
                                                                              ------------    ------------

Loss before minority interest .............................................       (638,594)     (2,163,762)
Minority interest .........................................................         (2,531)        (71,425)
                                                                              ------------    ------------
Loss before extraordinary item ............................................       (636,063)     (2,092,337)
Extraordinary item, debt forgiveness ......................................                        185,804
                                                                              ------------    ------------

Net loss ..................................................................   $   (636,063)   $ (1,906,533)

Other comprehensive income (loss):
       Foreign currency translation adjustments ...........................                         (2,882)
                                                                              ------------    ------------
Comprehensive loss ........................................................   $   (636,063)   $ (1,909,415)
                                                                              ============    ============

Loss per share before extraordinary item ..................................   $       (.06)   $       (.35)
Extraordinary item ........................................................                            .03
                                                                              ------------    ------------
Loss per share ............................................................   $       (.06)   $       (.32)
                                                                              ============    ============

Weighted average number of shares outstanding .............................     11,300,999       5,895,039
                                                                              ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998            1997
                                                                              ------------    ------------
Net sales .................................................................                   $  8,849,356
                                                                              ------------    ------------
Cost of sales:
       Related party ......................................................                         42,516
       Other ..............................................................                      6,389,469
                                                                              ------------    ------------
                                                                                                 6,431,985
                                                                              ------------    ------------
Gross profit ..............................................................                      2,417,371
                                                                              ------------    ------------
Operating expenses:
       Sales and marketing expense ........................................   $      4,084       1,203,309
       General and administrative expense .................................      1,111,797       3,162,518
       Depreciation and amortization ......................................        186,272         566,510
       Consulting fees, related party .....................................         90,000         180,000
                                                                              ------------    ------------
                                                                                 1,392,153       5,112,337
                                                                              ------------    ------------

Loss from operations ......................................................     (1,392,153)     (2,694,966)
                                                                              ------------    ------------
Other expenses (income):
       Interest expense:
           Related party ..................................................         84,905         297,337
           Other ..........................................................                        708,502
       Foreign currency gain ..............................................                        (59,791)
       Royalty income and other ...........................................        (69,057)        (48,724)
       Gain on sale of investment in subsidiary (Note 8) ..................                        (87,593)
       Loss on sale of marketable securities (Note 5) .....................                         62,392
       Loss on sale of USA assets (Note 4) ................................                        538,414
       Other ..............................................................        417,788         314,743
                                                                              ------------    ------------
                                                                                   433,636       1,725,280
                                                                              ------------    ------------
Loss before income taxes, minority interest
  and extraordinary expense ...............................................     (1,825,789)     (4,420,246)
Income tax benefit ........................................................                       (128,208)
                                                                              ------------    ------------

Loss before minority interest and extraordinary item ......................     (1,825,789)     (4,292,038)
Minority interest .........................................................         32,587        (772,968)
                                                                              ------------    ------------
Loss before extraordinary item ............................................     (1,858,376)     (3,519,070)
Extraordinary item, debt forgiveness ......................................                        383,705
                                                                              ------------    ------------

Net loss ..................................................................   $ (1,858,376)   $ (3,135,365)

Other comprehensive income (loss):
       Foreign currency translation adjustments ...........................                        (17,834)
                                                                              ------------    ------------
Comprehensive loss ........................................................   $ (1,858,376)   $ (3,153,199)
                                                                              ============    ============

Loss per share before extraordinary item ..................................   $       (.22)   $       (.66)
Extraordinary item ........................................................                            .07
                                                                              ------------    ------------
Loss per share ............................................................   $       (.22)   $       (.59)
                                                                              ============    ============

Weighted average number of shares outstanding .............................      8,527,479       5,293,473
                                                                              ============    ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                      Series A                  Series B & C
                                           Common stock            Preferred stock             Preferred stock
                                      -----------------------   -----------------------    -----------------------
                                        Shares       Amount       Shares       Amount        Shares       Amount
                                      ----------   ----------   ----------   ----------    ----------   ----------
Balances, January 1, 1998              6,734,430   $   67,344    1,099,685   $   10,997
Issuance of 316,003
shares of common stock
in consideration
for extending the date on
certain notes (Note 5)..........         316,003        3,160

Issuance of 50,000 shares
of common stock for
consulting services
(Note5) .........................         50,000          500

Issuance of 434,200
shares of common stock
upon exercise of options
(Note 5) ........................        434,200        4,342

Issuance of 18,500 shares
of Series A preferred stock
(Note 5) ........................                                   18,500          185

Issuance of 167,754
shares of Series A
preferred stock in a private
placement (Note 3)..............                                   167,754        1,678

Issuance of 3,982,818
shares of common stock
in exchange for 1,327,606
shares of Series A
Preferred Stock (Note 5) ........      3,982,818       39,828   (1,327,606)     (13,277)

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                               Capital in                    Treasury
                                               excess of                       stock
                                  Warrants        par          Deficit                        Total
                                 ----------   ------------   ------------   ------------   ------------
Balances, January 1, 1998        $  394,200   $ 11,080,758   $(10,554,713)  $   (893,640)  $    104,946
Issuance of 316,003
shares of common stock
in consideration
for extending the date on
certain notes (Note 5)...........                  419,956                                      423,116

Issuance of 50,000 shares
of common stock for
consulting services
(Note5) .........................                   68,250                                       68,750

Issuance of 434,200
shares of common stock
upon exercise of options
(Note 5) ........................                  460,068                                      464,410

Issuance of 18,500 shares
of Series A preferred stock
(Note 5) ........................                   76,128                                       76,313

Issuance of 167,754
shares of Series A
preferred stock in a private
placement (Note 3)..............                   164,975                                      166,653

Issuance of 3,982,818
shares of common stock
in exchange for 1,327,606
shares of Series A
Preferred Stock (Note 5) ........                  (26,551)

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                      Series A                  Series B & C
                                           Common stock            Preferred stock             Preferred stock
                                      -----------------------   -----------------------    -----------------------
                                        Shares       Amount       Shares       Amount        Shares       Amount
                                      ----------   ----------   ----------   ----------    ----------   ----------
Issuance of 245,520
shares of common stock
owned by Skate Corp. In
satisfaction of $245,520 of
liabilities......................

Issuance of 84,000 shares
of common stock in
satisfaction of $49,500 of
liabilities......................         84,000          840

Issuance of 41,667 shares
of Series A preferred stock
in satisfaction of $150,000
of liabilities...................                                   41,667          417

Issuance of 2,080 shares
of Series B and C
preferred  stock in
connection  with
private placement,
net of costs (Note 4)............                                                               2,080    1,477,124

Issuance of 1,327,000
shares of common stock
owned by Skate Corp. in
exchange for 884,667
shares of Skate Corp
(Note 5).........................

Issuance of 80,000 shares
of common stock in a
private placement (Note 5).......         80,000          800

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                               Capital in                    Treasury
                                               excess of                       stock
                                  Warrants        par          Deficit                        Total
                                 ----------   ------------   ------------   ------------   ------------
Issuance of 245,520
shares of common stock
owned by Skate Corp. In
satisfaction of $245,520 of
liabilities......................                  161,503                        84,017        245,520

Issuance of 84,000 shares
of common stock in
satisfaction of $49,500 of
liabilities......................                   48,660                                       49,500

Issuance of 41,667 shares
of Series A preferred stock
in satisfaction of $150,000
of liabilities...................                  149,583                                      150,000

Issuance of 2,080 shares
of Series B and C
preferred  stock in
connection  with
private placement,
net of costs (Note 4)............                  182,902                                    1,660,026

Issuance of 1,327,000
shares of common stock
owned by Skate Corp. in
exchange for 884,667
shares of Skate Corp
(Note 5).........................                 (107,797)                      454,099        346,302

Issuance of 80,000 shares
of common stock in a
private placement (Note 5).......                   39,200                                       40,000

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                      Series A                  Series B & C
                                           Common stock            Preferred stock             Preferred stock
                                      -----------------------   -----------------------    -----------------------
                                        Shares       Amount       Shares       Amount        Shares       Amount
                                      ----------   ----------   ----------   ----------    ----------   ----------
Issuance of 500,000
shares of common stock
for $400,000 (Note 5)............        500,000        5,000

Net loss for the nine
months ended
September 30, 1998...............
                                      ----------   ----------   ----------   ----------    ----------   ----------
Balances, September
  30, 1998.......................     12,181,451     $121,814            0   $        0         2,080   $1,477,124
                                      ==========   ==========   ==========   ==========    ==========   ==========

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC., AND SUBSIDIARIES

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                               Capital in                    Treasury
                                               excess of                       stock
                                  Warrants        par          Deficit                        Total
                                 ----------   ------------   ------------   ------------   ------------
Issuance of 500,000
shares of common stock
for $400,000 (Note 5)............                  395,000                                      400,000

Net loss for the nine
months ended
September 30, 1998...............                               (1,858,376)                  (1,858,376)
                                 ----------   ------------   ------------   ------------   ------------
Balances, September
  30, 1998.......................$  394,200   $ 13,112,635   $(12,413,089)  $ (355,524)    $  2,337,160
                                 ==========   ============   ============   ==========     ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998             1997
                                                                              ------------    ------------
Cash flows from operating activities:
       Net loss ...........................................................   $ (1,858,376)   $ (3,135,365)
                                                                              ------------    ------------
       Adjustments to reconcile net loss to net
         cash used in operating activities:
         Extraordinary gain ...............................................                       (383,705)
         Gain on sale of investment in subsidiary .........................                        (87,593)
         Loss on sale of marketable securities ............................                         62,392
         Loss on sale of USA assets .......................................                        538,414
         Expense incurred upon issuance of common
           stock and options ..............................................        568,179         724,223
         Foreign currency gain ............................................                        (59,791)
         Depreciation and amortization ....................................        186,272         566,510
         Provision for bad debt ...........................................                         50,836
         Minority interest ................................................         32,587        (772,968)
         Decrease (increase) in assets:
           Accounts receivable ............................................                        (55,727)
           Escrow receivable ..............................................                       (997,127)
           Income taxes receivable ........................................                        221,624
           Due from related parties .......................................       (155,868)
           Inventories ....................................................                      1,193,218
           Prepaid expenses and other .....................................        (32,145)        133,024
           Assets of subsidiary held for sale .............................         (3,430)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses ..........................        188,607         (31,472)
           Liabilities of subsidiary held for sale ........................         40,057
                                                                              ------------    ------------
         Total adjustments ................................................        824,259       1,101,858
                                                                              ------------    ------------

Net cash used in operating activities .....................................     (1,034,117)     (2,033,507)
                                                                              ------------    ------------

Cash flows from investing activities:
       Payment from sale of USA ...........................................                     14,500,000
       Increase in notes receivable .......................................     (1,369,534)
       Payments on notes receivable .......................................        245,500
       Capital expenditures ...............................................                        (66,548)
       Proceeds from sale of marketable securities ........................                        166,260
                                                                              ------------    ------------
Net cash provided by (used in) investing activities .......................     (1,124,034)     14,599,712
                                                                              ------------    ------------

Cash flows from financing activities:
       Proceeds from notes payable and long term debt .....................                      1,812,347
       Repayments of notes payable and long term debt .....................                    (13,699,792)
       Proceeds from issuance of preferred stock ..........................      1,826,679
       Proceeds from issuance of common stock .............................        440,000
       Proceeds from exercise of options ..................................        464,410
                                                                              ------------    ------------

Net cash provided by (used in) financing activities .......................      2,731,089     (11,887,445)
                                                                              ------------    ------------

                                   (Continued)

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998             1997
                                                                              ------------    ------------
Net increase in cash ......................................................        572,938         678,760

Cash beginning ............................................................         13,969          59,098
                                                                              ------------    ------------

Cash ending ...............................................................   $    586,907    $    737,858
                                                                              ============    ============

Supplemental disclosure of cash flow information:
       Cash paid for interest .............................................   $     96,627    $    768,932
                                                                              ============    ============
       Cash paid for income taxes .........................................   $          0    $          0
                                                                              ============    ============

Supplemental disclosure of noncash investing and financing activities:

       Issuance of 1,572,520 shares of treasury
         stock in exchange for 884,667 shares of Skate Corp. ..............
         shares and in satisfaction of $245,520 of liabilities ............   $    588,822
                                                                              ============

       Issuance of 84,000 common shares and 41,667
         preferred shares in 1998 and 1,337,371 common shares
         in 1997 in satisfaction of amounts due ...........................   $    199,500    $  1,967,119
                                                                              ============    ============

       Issuance of 371,493 shares of
         common stock in exchange for 480,417
         shares of Company's subsidiary stock .............................                   $    411,392
                                                                                              ============

       Disposition of USA:
           Cost of assets disposed of .....................................                   $(16,937,947)
           Liabilities disposed of ........................................                      1,899,533
           Loss on disposition ............................................                        538,414
                                                                                              ------------

          Total cash received .............................................                   $(14,500,000)
                                                                                              ============

                 See notes to consolidated financial statements.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

1.     The interim financial statements:

       The interim  financial  statements  have been prepared by California  Pro
         Sports, Inc. (the "Company"), and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1997 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2.     Organization:

       The accompanying  consolidated  financial statements include the accounts of California Pro Sports, Inc. and its subsidiaries, California Pro, Inc. ("CP"), USA Skate Corporation ("Skate Corp.") and ImaginOn Acquisition Corp. (Note 10). Skate Corp. was formed in 1995 to acquire USA Skate Co., Inc. ("USA Skate"). At September 30, 1998, the Company owned 100% of the outstanding CP and ImaginOn Acquisition Corp. capital stock and 89.9% of the outstanding Skate Corp. capital stock. Minority interest represents Skate Corp.'s minority shareholders' 11.1% ownership interest in Skate Corp. Intercompany transactions have been eliminated in consolidation.

       In 1996 and 1997, due to continuing operating losses, management decided to restructure and deleverage the Company. Prior to the second quarter of 1997, the Company sold in-line skates and accessories, under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America, and sold snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America and distributors in Europe and Japan. A majority of the in-line skates were manufactured for the Company by Playmaker Co. Ltd. ("Playmaker"), a minority shareholder of the Company. In September 1997, Skate Corp. sold substantially all of the operating assets of USA Skate and its subsidiary, Les Equipment Sportif, Davtec, Inc., which manufactured, imported and marketed
         VICTORIAVILLE(TM), VIC(R), and McMartin(TM) ice and street/roller hockey skates, sticks and related protective gear and accessories for sale to retail sporting goods stores in the United States and Canada and

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

2.     Organization (continued):

         independent distributors primarily located in Europe.

3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp.:

       Sale of USA Skate assets:

       On September  12,  1997,  the Company  sold   substantially  all  of  the
         operating assets of USA Skate for $14,500,000, with $1,000,000 held in escrow for potential purchase price adjustments and other claims. The proceeds of the sale were used to repay the Company's outstanding lines of credit and other liabilities. Subsequent to September 1997, purchase price and other adjustments have reduced the escrow account by approximately $422,000, and approximately $105,000 was disbursed and used to repay a trade liability. The balance of the escrow account is to be disbursed to the Company in 1998, subject to resolution of any additional adjustments or claims that arise.

       The remaining account balances of Skate Corp. have been classified as assets and liabilities of subsidiary held for sale in the accompanying consolidated balance sheet and consist of the following at September 30, 1998:

       Assets of subsidiary held for sale:
         Cash...................................             $           3,430
         Cash held in escrow....................                       472,002
         Accounts receivable:
           Trade................................                        47,525
           Related parties......................                       585,000
                                                             -----------------
                                                             $       1,107,957
                                                             =================
       Liabilities of subsidiary held for sale:
         Accounts payable and accrued expenses..             $         485,636
         Convertible promissory notes payable...                       797,905
                                                             -----------------
                                                             $       1,283,541
                                                             =================

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

3. Sale of USA Skate assets and subsequent sale of the Company's investment in Skate Corp. (continued):

       Subsequent sale of the Company's investment in Skate Corp.:

       In April 1998,  the  Company   received   commitments  from  a  group  of
         accredited investors to purchase for $1,400,000 the shares of common stock of Skate Corp. that are currently owned by the Company along with an option to acquire shares of the Company in exchange for the purchased shares of Skate Corp. The options allowed the investors to exchange each common share of Skate Corp. for 1.5 shares of the Company's common stock. In April and May 1998, the Company received gross proceeds of $255,000 from investors acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock, which automatically converted to 503,261 shares of the Company's common stock on July 15, 1998 upon the shareholders approving an increase in the authorized common shares of the Company from 10,000,000 to 20,000,000. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000 with no conversion rights. This purchase price is based on the net book value of the Company's investment in Skate Corp. The offering was closed to further investors as the Company was able to obtain similar financing on terms more beneficial to the Company as discussed in Note 4.

4.     Preferred stock offering and proforma balance sheet:

       Preferred stock offering:

       During the second quarter of 1998, the Company began working with a business and financial consultant to assist the Company in completing a private placement and engaged the consultant to refer potential investors to the Company. The Company has received $1,639,750 (net of offering costs) from the accredited investors introduced to the Company by the consultant, for the purchase of 1,030 shares of Series B and 1,050 shares of Series C Convertible Preferred Stock, par value $.01 ("Series B/C") at a price of $1,000 per share. The Series B/C stock is convertible at the option of the holder at any time after 90 days from the closing date, into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for the five trading days immediately prior to the conversion date, or the market price on the day of first closing.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

4.     Preferred stock offering and proforma balance sheet (continued):

       Proforma balance sheet:

       The unaudited proforma balance sheet includes a $90,000 receivable from two officers/shareholders of the Company to purchase the shares of Skate Corp.

       The  accompanying   unaudited  consolidated  balance  sheet  includes  an
         unaudited pro forma consolidated balance sheet as of September 30, 1998, that gives effect to the above transactions as if they had been consummated on September 30, 1998. The unaudited pro forma consolidated balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma consolidated balance sheet does not purport to be indicative of the financial position of the Company had the transactions occurred on September 30, 1998.

5.     Shareholders' equity:

       Preferred stock:

       The Company,  as of September  30, 1998,  had Series B and C  Convertible
         Preferred Stock outstanding. As of June 30, 1998, there were 1,327,606 shares of Series A Convertible Stock outstanding. Each share of outstanding Series A Convertible Preferred Stock automatically converted to three shares of common stock on July 15, 1998 upon shareholder approval of a recapitalization measure that increased the authorized number of common shares of the Company, from 10,000,000 to 20,000,000. Upon conversion of the Series A Preferred Stock into common stock, there were no Series A Preferred shares outstanding and accordingly all rights for Series A stockholders have been terminated.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

5.     Shareholders' equity (continued):

       Preferred stock (continued):

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

       Issuances of common stock:

       During the nine months  ended  September  30,  1998,  the Company  issued
         316,003 shares of its common stock at prices from $1.00 to $1.72 per share in exchange for the extensions of the maturity date on notes of Skate Corp. The Company recognized finance fee expense of $423,116 related to these services. Additionally, the Company issued 50,000 shares of its common stock at $1.375 per share (the market value of the stock on the effective date of issuance) to a consultant who was a former director and officer of the Company. The Company recognized $68,750 of consulting expenses related to this issuance. During the nine months ended September 30, 1998, 434,200 options and/or warrants were exercised at $1.00 per share, by officers (211,700), consultant (200,000), director (15,000) and an employee (7,500).

       In July 1998, the Company sold 80,000 shares of restricted common stock in a private placement to a third party for $40,000.

       During the quarter ended September 30, 1998, the Company received gross proceeds of $400,000 cash from investors who acquired 500,000 shares of restricted common stock from the Company.

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

5.     Shareholders' equity (continued):

       Issuances of treasury stock:

       During the nine months  ended  September  30,  1998,  the Company  issued
         245,520 treasury shares owned by Skate Corp. with a carrying value of $84,017 in satisfaction of $245,520 of Skate Corp. liabilities held for sale. As a result of this transaction, the treasury stock balance has been reduced by $84,017.

       The Company also issued  1,327,000  treasury  shares owned by Skate Corp.
         with a carrying value of $454,099 in exchange for 884,667 shares of Skate Corp. As a result of this transaction, the treasury stock balance has been reduced by $454,099.

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

7.     Export sales:

       Sales by geographic regions were as follows for the three and nine months ended September 30, 1997:
                                                   September 30,  September 30,
                                                        1997          1997
                                                    Three months   Nine months
                                                   -------------  -------------
        Canada .................................      $  903,421   $3,185,923
        Europe and other .......................         229,405    1,496,925
                                                      ----------   ----------

          Total exports ........................       1,132,826    4,682,848
        US sales ...............................         940,291    4,166,508
                                                      ----------   ----------
        Total sales ............................      $2,073,117   $8,849,356
                                                      ==========   ==========

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

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

       In June 1997, the Company issued 170,000 shares of its common stock to an officer/director for 141,667 shares of Skate Corp. common stock. Additionally, the Company issued 133,333 shares of its common stock to acquire 250,000 shares of Skate Corp., that otherwise the Company would have been obligated to redeem. The Company accounted for these transactions under the purchase method of accounting, based upon the market value of the common stock issued by the Company. The Company's ownership of USA was increased from 51% to 62.5% due to these transactions.

9. Extraordinary item:

       In March 1997, the Company recognized an extraordinary gain of $197,901 from the extinguishment of debt for amounts less than the carrying value of the liabilities.

       In September 1997, the Company recognized an extraordinary gain of $185,804 from the extinguishment of debt for amounts less than the carrying value of the liabilities.

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

                  CALIFORNIA PRO SPORTS, INC. AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

10.    Merger agreement (continued):

       ImaginOn designs, manufactures and sells consumer software products for Internet users. The merger transaction, which is expected to be completed in the winter of 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's shareholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

       On November 12, 1998, the Company announced a special meeting of its stockholders, to be held December 10, 1998 to consider and vote upon, among other things, a proposal to ratify the plan of merger.

11. Comprehensive income:

       On January 1, 1998 the Company adopted  Statement of Financial Accounting
         Standards No. 30, "Reporting Comprehensive Income." This standard established requirements for disclosure of comprehensive income which includes certain items previously not included in the statement of operations including minimum pension liability adjustments and foreign currency translation adjustments, among others. For the three and six months ended June 30, 1998, the Company had no items of comprehensive income. The financial statements for the three and six months ended June 30, 1997 and 1998 ave been reclassified to disclose items of comprehensive income. There are no significant tax effects related to these items.

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

OVERVIEW

       During 1997,  the Company had limited  operating  revenues in its in-line skate and snowboard businesses, and in September 1997, sold substantially all of the assets of its ice and street/roller hockey business ("Hockey"). In 1998, the Company had no operating revenues, but did realize income from sub-licensing agreements. The following discussion pertains to the business operations for in-line skates, snowboards and hockey for the three and nine months ended September 30, 1997.

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

       The accompanying  financial  statements have been prepared  assuming that the Company will continue as a going concern. The Company has incurred significant operating losses in 1997 and in the nine months ended September 30, 1998 and has accumulated deficit at September 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

       As a result of the sale of the Company's hockey business to Rawlings, and other restructuring and deleveraging activities, including the assumption and assignment of certain notes and trade payables to third parties in exchange for common and/or preferred stock of the Company, the Company has reduced its liabilities from approximately $18,988,000 as of December 31, 1996 to approximately $1,616,000 as of September 30, 1998.

       The  Company  has  completed  private  placements   generating  aggregate
         proceeds of $2,269,250. In addition, $464,410 has been received from the exercise of stock options for the purchase of 434,200 shares of the Company's common stock. Having taken major steps to deleverage the Company and redirect the Company towards profitability, two other parts of the Company's plan remain to be completed. In conjunction with dramatically reducing overhead, a plan to restore operating profitability to the remaining sporting goods businesses is in place through licensing programs. Additionally, the Company is seeking to diversify its business through a merger with ImaginOn, Inc. Each part of the Company's plan is discussed in detail below.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

       On March 13, 1998, the Company began a private placement for the sale of the 1,842,000 shares of Skate Corp. common stock it owns, which includes an option to acquire 2,763,000 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company intended to sell 14 units at $100,000 each for total aggregate proceeds of $1,400,000. Each unit consists of 131,571 shares of Skate Corp. with an option to acquire 197,357 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company received $255,000 cash from purchasers acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock which automatically converted to 503,261 shares of the Company's common stock on July 15, 1998 upon shareholder approval of an increase in the authorized shares of common stock from 10,000,000 to 20,000,000. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/shareholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000.

       The Company's business and financial consultant has introduced to the Company accredited investors who have purchased a combination of 2,080 shares of the Company's Series B and C Preferred Stock and restricted common stock for net proceeds of $1,639,750. The Series B and C Preferred Stock will be convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for five days immediately prior to the conversion date, or the market price at the first day of closing. These private placements were completed August 1998.

       As part of its restructuring plan, the Company has eliminated most of the overhead expenses associated with its sporting goods business and has begun to concentrate on sub- licensing its trademark rights to the Kemper and California Pro trade names.

       The Company recently entered into two sub-license agreements regarding the use of the Kemper name. After considerable consolidation in the snowboard industry in 1997, the Company believes the snowboard market is rebounding. Kemper, one of the original snowboard brands, could prosper in this new environment. The combined minimum annual royalty of these licenses is $55,000, and based upon discussions with the sub-licensors and review of their sales plans, management projects that the actual combined royalty income from these two licenses may be $100,000 and $175,000 in 1998 and 1999, respectively.

       The Company also believes that there is value in the marketplace for the California Pro brand, not only in-line skates, but in other sporting goods categories such as skateboards and waterskis. The Company has begun to discuss these, as well as other product categories with various sub-licenses.

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

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

       The Company signed an Agreement and Plan of Merger as of January 30, 1998 whereby there would be an exchange of 100% of the outstanding shares of ImaginOn for an amount equal to 60% of the outstanding post-merger common stock of the Company, subject to certain adjustments. The transaction, which is expected to be completed in the Winter of 1998, is contingent upon certain customary conditions including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's stockholders (to approve the merger and increase the authorized shares the Company may issue), and the completion of a fairness opinion by an independent valuation company.

       On November 12, 1998, the Company announced a special meeting of its stockholders, to be held December 10, 1998, to consider and vote upon, among other things, a proposal to ratify the plan of merger.

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

       ImaginOn's potentially largest marketing partner for WorldCities 2000 travelogues has requested that two cities be completed prior to starting their marketing effort: San Francisco and New York. Imaginon anticipates these two cities will be complete by December 1998.

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

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS:

The following table sets forth the Company's sales by major product category for the period indicated:

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                           1997                   1997
                                           ----                   ----
                                    Dollars     Percent   Dollars     Percent
                                    --------   --------   --------   --------
  In-line skates, snowboards and
    related accessories ........... $    116          6%  $  1,072         12%
  Ice and street/roller hockey ....    1,957         94%     7,777         88%
                                    --------   --------   --------   --------
                                    $  2,073        100%  $  8,849        100%
                                    ========   ========   ========   ========

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

NET SALES: Sales for the three and nine months ended September 30, 1997 were $2,073,117 and $8,849,356, respectively. For the three and nine months ended September 30, 1998, the Company recorded royalty and other income of $10,131 and $69,057, respectively.

GROSS PROFIT: For the three and nine months ended September 30, 1997, gross profit was $613,279 and $2,417,371, respectively.

SALES AND MARKETING EXPENSES: There were no sales and marketing expenses during the three months ended September 30, 1998 compared to $366,138 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, sales and marketing expenses were $4,084 compared to $1,203,309 for the nine months ended September 30, 1997. These decreases were a result of the company ceasing its sales and marketing activities in 1998, as it sub-licensed its rights to the Kemper Trademark, and no longer incurred sales and marketing expense. The 1997 sales and marketing expenses also included those of USA Skate. In September 1997, the Company completed the sale of substantially all of the operating assets of USA Skate.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased to $414,431 for the three months ended September 30, 1998 from $1,172,878 to the three months ended September 30, 1997. During the nine months ended September 30, 1998, general and administrative expenses decreased to $1,111,797 from $3,162,518 for the nine months ended September 30, 1997. These decreases were attributable to significantly reduced general and administrative expenses due to the sale of the Company's hockey business in September, 1997.

The primary expenses for the three months ended September 30, 1998 were legal and accounting $71,942, consulting expenses $200,000, payroll, payroll taxes and expense reimbursement of $78,441. The primary expenses for the nine months ended September 30, 1998 were legal and accounting $266,312, consulting expenses $438,750, payroll, payroll taxes, and expense reimbursement of $296,973.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense for the three months ended September 30, 1998 was $62,091 compared to $174,542 for the three months ended September 30, 1997. Of the 1997 three month expense $113,862 was related to Company's hockey business which was sold in September 1997. For the nine months ended September 30, 1998 depreciation and amortization expense was $186,272 compared to $566,510 for the nine months ended September 30, 1997. The 1997 nine month expenses included approximately $395,000 related to the Company's hockey business.

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

CONSULTING EXPENSES: Related party consulting expenses were $30,000 and $90,000 for the three and nine months ended September 30, 1998, respectively, compared to $60,000 and $180,000 for the three and nine months ended September 30, 1997, respectively. The reason for the decrease was attributable to including USA Skate fees for the full three and nine months in 1997.

LOSS FROM OPERATIONS: For the three and nine months ended September 30, 1998, the loss from operations was $506,522 and $1,392,153, respectively, compared to the loss from operations for the three and nine months ended September 30, 1997 of $1,160,279 and $2,694,966, respectively. The primary reason for the decrease in operating losses in the 1998 periods compared to the 1997 periods are decreases in operating costs. These decreases were caused by the reduced operating expenses due to the sale of the Company's hockey business and the reduction in operating costs from restructuring operating the remaining trademarks and licenses to entering into sub-license agreements.

OTHER EXPENSE/INCOME: Other expenses for the three months ended September 30, 1998 were $132,072 compared to $1,131,691 for the three months ended September 30, 1997. Other expenses for the nine months ended June 30, 1998 were $433,636 compared to $1,725,280 for the nine months ended September 30, 1997.

NET LOSS: Net loss for the three and nine months ended September 30, 1998 was $636,063 and $1,858,376 respectively, compared to net loss for the three and nine months ended September 30, 1997 of $1,906,533 and 3,135,365, respectively. The primary reasons for the decreases were reductions in the losses from operations of $653,757 and $1,302,813 for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 as described above, and decreases in interest and other expenses. These decreases were offset by extraordinary income of $185,804 and $383,705 for debt forgiveness for the three and nine month periods ended September 30, 1997, respectively. Additionally, the decreases were offset by minority interest of $71,425 and 772,968 for the three months and nine months ended September 30, 1997, respectively.

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

On September 12, 1997, the Company sold substantially all of the assets of its hockey business for $14,500,000 inclusive of $1,000,000 retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities of approximately $1,600,000 related to the assets purchased. The proceeds were utilized as follows:

         Secured revolving lines of credit......      $   7,984,000
         Convertible noteholders................            949,000
         Secured debt...........................            519,000
         Other notes............................            100,000
         Stockholder notes......................            505,000
         Payment to previous USA Skate owners...          2,678,000
         Interest payments......................             85,000

                                    ITEM TWO

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                          PLAN OF OPERATION (CONTINUED)

         Cash to escrow account.................          1,000,000
         Cash in bank...........................            680,000
                                                      -------------
                                                      $  14,500,000
                                                      =============

In February 1998, Rawlings and the Company agreed to a purchase price reduction of $395,108 due to a final valuation by Rawlings of the fair value of the net assets purchased.

At September 30, 1998, the Company had working capital of approximately $1,646,195 compared to a deficit of $400,625 at December 31, 1997. The increase in the working capital is primarily related to the Company realizing net proceeds of approximately $7,269,000 from various private placements as further described in Notes 3 and 4. Additionally, the Company has converted approximately $295,000 of debt to equity.

In addition, the Company announced that the exercise price of its publicly traded common stock purchase warrants has been reduced from $6.00 to $1.50 per share and the expiration date has been extended from January 18, 1998 to December 31, 1998.


YEAR 2000 CONVERSION: The Company recognizes the need to ensure it will not be adversely impacted by year 2000 software failures. Since the Company is currently not distributing goods under its licenses and trademarks the Company should not be at risk for any internal software failures. However, the Company is communicating with its sub-licensees to the integrity and reliability of their operational and financial systems. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the conversion planning process.

                                     PART II

                                OTHER INFORMATION

ITEM 2.           Changes in securities.

                  a.     N/A
                  b.     N/A
                  c. During the three month period covered by this report, the Registrant issued the following securities:

                         On July 5, 1998, the Registrant issued 30,315 shares of its common stock in exchange for the extensions of the maturity date to August 5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance, and payment was based on $1.43 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

                         On July 15, 1998, the Company issued 80,000 shares of its common stock in exchange for $40,000. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                         On July 15, 1998, the Company issued 3,982,818 shares of its common stock in exchange for 1,327,606 shares of the Company's Series A Preferred Stock. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                         On August 1, 1998, the Company issued 500,000 shares of its common stock in exchange for $400,000. The Registrant relied on exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act related to the issuance of these shares.

                         On August 5, 1998, the Registrant issued 36,774 shares of its common stock in exchange for the extensions of the maturity date to September 5, 1998 on notes of Skate Corp. The amount was owed based upon 5% of the outstanding principal balance and payment was made based on $1.08 per share. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6) of the Securities Act.

                         On August 30, 1998, the Registrant issued 15,000 shares of its common stock in exchange for assumption of certain liabilities of the Company totaling $15,000. The Registrant relied on the exceptions from registration provided by Sections 4(2) and/or 4/(6) of the Securities Act because the recipient of these shares was an accredited investor.

                         On September 5, 1998, the Registrant issued 39,636 shares of its common stock in exchange for the extensions of the maturity date to October 5, 1998 on notes of Skate Corp. The amount owed was based upon 5% of the outstanding principal balance and payment was made based on $1.00 per share. The Registrant relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

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



                                       CALIFORNIA PRO SPORTS, INC.





Dated:        November 18, 1998        By:/s/ Henry Fong
                                          -----------------------------
                                          Henry Fong
                                          Chairman/Chief Executive Officer



Dated:        November 18, 1998        By:/s/ Barry S. Hollander
                                          -----------------------------
                                          Barry S. Hollander
                                          Chief Financial Officer