Form 10KSB
period 1998-12-31
IMAGINON INC /DE/
filed 1999-04-01
CIK 899444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-25114

                                 ImaginOn, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                              84-1217733
---------------------------------                            -------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1313 Laurel Street, Suite 1
San Carlos, California                                                     94070
---------------------------------------                               ----------
(Address of principal executive office)                               (zip code)

                    Issuer's telephone number (650) 596-9300

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.| |

    State the issuer's revenues for its most recent fiscal year.

    As of March 26, 1999, 37,602,752 shares of Common Stock were outstanding and aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of ImaginOn, Inc. held by nonaffiliates was approximately $143,622,424.

                   Documents Incorporated by Reference - None

Transitional Small Business disclosure format (check one):Yes | |  No |X|

                                 IMAGINON, INC.
                                AND SUBSIDIARIES

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

         NOTE: READERS OF THIS REPORT SHOULD NOTE THAT THE BUSINESS OF THE REGISTRANT MATERIALLY CHANGED AFTER DECEMBER 31, 1998. EXCEPT AS OTHERWISE DESCRIBED IN THIS REPORT, THE INFORMATION IN THIS REPORT IS GIVEN THROUGH DECEMBER 31, 1998. BECAUSE THE COMPANY HAS CEASED ITS PRIOR OPERATIONS, MERGED WITH ANOTHER COMPANY ON JANUARY 20, 1999 AND NOW IS ENGAGED IN ANOTHER LINE OF BUSINESS, THE INFORMATION IN THIS REPORT IS MAINLY HISTORICAL AND IS NOT REFLECTIVE OF THE COMPANY'S CURRENT OPERATIONS OR FINANCIAL POSITION. THE COMPANY FILED A PROXY STATEMENT IN NOVEMBER 1998 THAT INCLUDES FINANCIAL STATEMENTS OF IMON, UNAUDITED PRO FORMA FINANCIAL INFORMATION REFLECTING THE MERGER, AND OTHER INFORMATION ABOUT IMON AND THE MERGER. THE COMPANY ALSO WILL BE FILING A CURRENT REPORT ON FORM 8- K/A WHICH WILL CONTAIN UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. SEE THE LAST PARAGRAPH OF ITEM 1(A) FOR A DESCRIPTION OF THE COMPANY'S CURRENT BUSINESS.

(a)      BUSINESS DEVELOPMENT.

         California Pro Sports, Inc., (now known as ImaginOn, Inc. and hereinafter referred to as the "Company" or "Registrant"), is a Delaware corporation, which, in 1993, acquired the California Pro(TM) in-line skate business from California Pro USA Corp. Playmaker Co., LTD ("Playmaker"), the Taiwanese in-line skate manufacturer and majority owner of the seller, granted the Company an exclusive, perpetual, non-royalty bearing license to the California Pro(TM) names and trademarks and entered into a five-year manufacturing agreement to supply substantially all of the Company's in-line skate products. This acquisition was a taxable transaction and was accounted for as a purchase. Due to the significant continuing ownership participation of Playmaker in the Company, the assets acquired were recorded at historical cost. Cash paid and notes given by the Company for the agreements not to compete, management buy-out and consulting fees, and the guaranty fees, were recorded as intangible assets.

         In another acquisition completed on August 1, 1994, the Company purchased certain assets, including an exclusive, perpetual world-wide license to the Kemper(R) name and trademark, subject to a royalty. The Company acquired its license directly from the registered owner of the Kemper(R) name and trademark, Front 500 Corporation ("Front 500").

         In 1995, the Company formed USA Skate Corporation, a Delaware corporation, ("Skate Corp."). Skate Corp. was a majority owned (approximately 62%) subsidiary of the Company and its financial statements are consolidated with those of the Company in this report. Effective as of April 30, 1996, Skate Corp. acquired 100% of USA Skate Co., Inc. ("USA Skate"), a New York corporation, in a stock purchase transaction. USA Skate owned, directly or indirectly, all of the capital stock of Les Equipements Sportifs Davtec, Inc. ("Davtec"), a Canadian corporation. The acquisition was accounted for as a purchase. Consideration for the purchase was $10.5 million, consisting of $3.65 million of cash (including approximately $98,000 of cash acquired), a $1.05 million 8% installment note payable due through November 1998, 250,000 shares of Skate Corp. common stock valued at $300,000, and assumption of approximately $5.5 million of debt.

         The cash portion of purchase price for USA Skate was paid with funds raised by Skate Corp., including the private placement of 884,667 shares of common stock of Skate Corp. for approximately $1.06 million; the issuance of approximately $1.08 million of 9% promissory notes payable to certain officers/stockholders due June 30, 1997; and the issuance of approximately $2.5 million of 9% promissory notes due January 1997 (the "Skate Notes"). As permitted under their terms, the due date of the Skate Notes was extended to May 5, 1998 and the annual interest rate increased to 12% during the extension period. The Skate notes are convertible under certain circumstances.

         The debt assumption portion of this acquisition was financed in part by a bank loan to USA Skate by LaSalle National Bank, the proceeds of which were used to repay the outstanding indebtedness under the credit facility in place for USA Skate prior to completion of the acquisition. The LaSalle loan agreement allowed for advances based on percentages of qualifying accounts receivable, qualifying inventories and outstanding letters of credit, with a maximum limit of $5 million. The loan agreement required payment of various financing fees and contained certain financial covenants and restrictions regarding payment of dividends, officers' compensation and consulting fees, as well as restrictions on USA Skate's loans and investments. The loan was collateralized by substantially all of USA Skate's assets and was guaranteed by Skate Corp. and certain of its affiliates and stockholders. At December 31, 1996, Skate Corp. was in technical default under this lending arrangement primarily due to the Company's wholly-owned subsidiary being in default under its loan with LaSalle. At year-end 1996, California Pro, Inc. was under-collateralized by approximately $800,000 and was not in compliance with certain of its financial covenants. Although, LaSalle could have accelerated both loans and required immediate full repayment, LaSalle did not accelerate either loan nor did it require full repayment.

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

         At the time of the USA Skate acquisition, the Company, Skate Corp. and USA Skate also entered into certain other agreements with the former controlling shareholder of USA Skate. USA Skate entered into a one-year employment agreement with the former controlling shareholder of USA Skate, which provides for annual compensation of $90,000. The former controlling shareholder of USA Skate entered into a five-year consulting agreement with the Company, Skate Corp. and USA Skate and a ten-year noncompete agreement in consideration for receipt of 400,000 shares of the Company's common stock valued at $900,000. USA Skate also entered into a worldwide, exclusive license agreement for use of certain trademarks owned by the former controlling shareholder of USA Skate in exchange for minimum royalty payments of $3 million due on or before December 2001. Finder's fees, bank origination, legal, accounting and other costs of the acquisition were approximately $1.53 million, including guarantee fees to two officers/stockholders of $600,000 related to the officers'/stockholders' providing personal guarantees of certain of the debt assumed and issued in the transaction.

         In 1996 and 1997, due to continuing operating losses, management decided to restructure and reduce its debt Accordingly, in September 1997, the Company completed the sale of substantially all of the assets of Skate Corp.'s direct and indirect operating subsidiaries, USA Skate and Davtec, to Rawlings Sporting Goods Company, Inc. and Rawlings Canada, Inc. Consideration to Skate Corp. consisted of $14.5 million cash, including $1.0 million retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities related to the assets purchased.

         An additional component of the restructuring plan included management's decision to cease operating its California Pro and Kemper licenses, eliminate most of the operating and overhead expenses associated with its sporting goods business and begin to concentrate on sub-licensing its trademark rights. Accordingly, in the second quarter of 1997, the Company began liquidating remaining inventories and commenced a search for sub-licensees and a merger candidate.

         As a result of its search, on October 2, 1997, the Company signed a letter of intent to merge with ImaginOn, Inc. ("ImaginOn") of San Carlos, California, a privately held company. Thereafter, the Company signed an agreement and plan of merger as of January 30, 1998 under which there would be an exchange of 100% of the outstanding shares of ImaginOn for approximately 60% of the outstanding post merger common stock of the Company.

         On January 4, 1999, in anticipation of the pending completion of the transaction, California Pro Sports, Inc. changed its name to ImaginOn, Inc. and the company previously known as ImaginOn, Inc. changed its name to ImaginOn.com ("IMON").

         The transaction was completed on January 20, 1999 by the Company issuing 21,248,665 shares of its common stock in exchange for the 7,456,131 outstanding shares of IMON.

         IMON is engaged in the business of designing, selling and manufacturing: (i) consumer software products for the rapidly growing "infotainment" and "edutainment" compact disc and digital video disc-Rom markets; and (ii) Internet software. IMON's core proprietary technology, transformational database processing and playback, is used in a set of 12 software tools developed and used by IMON. New products created with IMON tools are characterized by seamless real-time access to video, audio, graphics, text, html and three dimensional objects from multiple remote or local databases. IMON is packaging its tool set as a content management system. IMON is producing a series of interactive travelogues for distribution on CD and DVD. ImaginOn's first general-purpose software application, "WebZinger(TM)," is an automated productivity tool that searches the Web, then formats its results into a graphic PowerPoint(TM)-like slideshow.

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

         The Company in-line skate products were sold in the United States, Canada, the Caribbean and U.S. military bases world wide. Its snowboards and related accessories were sold primarily in the United States and European countries. Through September 1997, the Company sold its hockey- related products through independent sales representatives and independent distributors in the United States, Canada and various other countries.

         As part of management's restructuring plan [see Item 1(a)--Business Development], in 1998 the Company entered into two sub-license agreements regarding the use of the Kemper name.

         The Company will rely on the expertise of its sub-licensees to develop, import or manufacture, and market and distribute within their licensed product categories and territories.

         One of the Kemper sub-licensees, a major west coast sporting goods retailer, designs, imports and sells directly to consumers a line of snowboard apparel. The other Kemper sub-licensee is one of the leading manufacturers and marketers of snowboards and related products such as bindings, boots and other accessories.

         Each of the Kemper sub-licensees offer a full line of products at various price points within their respective product categories.

PRODUCTS

         Through September 1997, the Company had five major hockey product categories consisting of hockey stick, hockey protective gear, figure and ice hockey skates, hockey bags and related accessories, and street/roller hockey skates and protective gear. These products were marketed under the VICTORIAVILLE(TM), VIC(R) and McMartin(R) brands. Davtec, the Canadian subsidiary of the Company's hockey division, manufactured hockey sticks, pants and gloves for the Company and was the Canadian distributor for all of the hockey related VIC(R) and VICTORIAVILLE(TM) product lines. Approximately 70% of Skate Corp.'s products were manufactured by the Canadian subsidiary.

PRODUCT DESIGN AND DEVELOPMENT

         Design and development of the Company's hockey products sold through September 1997 was undertaken by internal research and development personnel in conjunction with outside design firms and vendors, where appropriate.

SALES AND MARKETING

         The Company marketed its ice hockey products primarily in retail sporting goods chains and specialty shops. Distribution was accomplished primarily through networks of independent sales representative groups and distributors who sold directly to buyers and retail accounts. These sales representative groups and distributors were paid on a standard, commission-only basis.

         The   Company's   marketing   strategy   emphasized   the   price/value
relationship of its branded products.

         USA Skate advertised and promoted its hockey products through multiple methods customary within the industry, including participation in all major trade exhibits, special promotions, advertising in trade and consumer publications, point of purchase materials and endorsements by National Hockey League players.

SUPPLIERS AND MANUFACTURING

         IN-LINE SKATE PRODUCTS. The Company had an exclusive manufacturing agreement with Playmaker which expired in 1998, under which Playmaker supplied most of the Company's in-line skates and in-line skate accessory products. Prior to the decision to suspend marketing of in-line skates and related accessories, Playmaker manufactured, assembled and packaged its in-line skate products at its facilities in Taiwan and China for set prices, in U.S. dollars, negotiated annually. In 1996, the Company began sourcing certain in-line skate models from an alternative Pacific Rim supplier.

         HOCKEY PRODUCTS. Prior to selling certain assets in September 1997, the Company had three Canadian manufacturing facilities. Products representing approximately 70% of USA Skate's sales were manufactured by Davtec. The other products marketed were sourced from a variety of suppliers throughout the world.

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

         The Company and Playmaker each have non-exclusive royalty bearing patent license agreements with Rollerblade, Inc. related to one feature on several the Company, Inc.'s in-line skate models. These agreements require payment to Rollerblade, Inc. of a percentage of the net sales price to retail merchants. Playmaker reimburses the Company for 90% of the royalties paid by the Company to Rollerblade under these agreements.

         The Company, after continuing to analyze the competitive position of the California Pro brand in the marketplace, has decided to seek potential sub-licensing candidates. Management feels there is value in the brand, not only for in-line skates but in other sporting goods categories such as skateboards and waterskis.

         SNOWBOARD PRODUCTS. In August 1994, the Company, Inc. entered into an agreement with Front 500 Corporation, for an exclusive, perpetual, worldwide license to use the name "Kemper Snowboards Inc." and the Kemper(R) design and all derivations thereof in the manufacture, import, export, design, marketing, promotion and distribution of Kemper(R) snowboards and related equipment, clothing and accessories. In return for these license rights, the Company paid a royalty of net sales for products sold under this license.

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

         HOCKEY PRODUCTS. The Company, through September 1997, owned the exclusive worldwide trademark rights to the VICTORIAVILLE(TM) and VIC(R) trademarks under a royalty bearing license. Included with the sale of certain assets of the Company's hockey business were these trademarks. Accordingly, the Company paid $2,678,000 of the proceeds from Rawlings the former controlling shareholder of USA Skate for, primarily, the purchase price of these trademarks.

COMPETITION

         IN-LINE SKATE BUSINESS. The in-line skate business is a highly competitive industry. The Company believes that there has been lower consumer demand for in-line skates as well as retailers not quickly selling through their existing inventory which, in turn, will diminish the value of the Company's trademarks. The primary competitors are Rollerblade, Inc., Ultra Wheels (First Team Sports, Inc.), Bauer and Variflex. Management believes that these competitors collectively have a market share of over 50%.

         The primary competitive factors in the in-line skate business are product features, quality, price, service and name recognition. Although Rollerblade is still the most recognized name in the in-line skate industry, consumers are now comparing features and price more closely.

         SNOWBOARD BUSINESS. The Company's sub-licensees compete with Burton Snowboards, with a world market share estimated at approximately 50%. Other competitors include Sims Snowboards and Ride Snowboard Company. Additionally, many of the ski manufacturers have also entered the market. Management believes that these companies have greater financial and other resources than ImaginOn, Inc.'s sub-licensees.

         HOCKEY BUSINESS. While the Company was engaged in the ice and street/roller hockey businesses competition was intense with the markets dominated by a relatively small number of large companies, most of whom had greater financial and other resources than the Company. The primary competitors were Bauer, CCM, Sherwood and Karhu Corp., which, the Company believes, had collectively a market share of over 50%.

CUSTOMERS

         For the year ended December 31, 1998, no customers accounted for 10% or more of the Company's sales.

EMPLOYEES

         As of December 31, 1998, the Company had two full-time employees and one consultant. The Company believes its relations with its employees and consultant are good. The Company's employees are not subject to collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

(a)      FACILITIES
                                                    Lease (L)        Annual
Location     Use                      Sq. Ft.        Own (O)          Rent
--------     ---                      -------       ---------        ------
Greer, SC    Corporate Offices        3,900             L            $36,000  *

--------------
*        Leased on a month-to-month basis.

(b) AND (c)

         Not applicable

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company was named as a defendant in a lawsuit styled Timothy Wayne Wooten and Tammy Marie Wooten v. Amy Marie Abott and California Pro Sports, Inc. The action was filed on October 21, 1998 in the District Court of Midland, Texas, 238th Judicial District alleging a product defect that resulted in a wrongful death. Plaintiffs seek damages in an amount not less than $10,000,000. The Company referred the petition to its insurer, which thereafter provided a defense. The Company intends to vigorously defend itself and strongly believes the matter will be resolved in its favor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On December 10, 1998, the Registrant held a Special Meeting of Stockholders. The stockholders elected the following three persons to serve until the next meeting of stockholders and the votes were cast as follows:

                                     For              Against
                                     ---              -------
         David M. Schwartz         9,309,224           97,094

         Leonard W. Kain           9,289,017          117,301

         Mary E. Finn              9,239,017          167,301

         Additionally, the following proposals were presented and voted upon at the meeting and the votes were cast as follows:

         To amend Paragraph Fourth of the Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 shares to 50,000,000 shares. The votes were cast as follows:

                   For                Against           Abstain
                   ---                -------           -------
                   9,014,652          339,066            52,600


         At the discretion of the board of directors, to amend Paragraph Fourth of the Certificate of Incorporation to cause a one-for-three reverse stock split of the Company's common stock. The votes were cast as follows:

                   For                Against           Abstain
                   ---                -------           -------
                   8,762,190          582,378            61,750

         To ratify the merger of a wholly-owned subsidiary of the Company with and into ImaginOn, Inc., a privately-held California corporation. The votes were cast as follows:

                   For                Against           Abstain
                   ---                -------           -------
                   6,340,105           80,444             1,500

         To amend Paragraph First of the Certificate of Incorporation to cause a change in the name of the Company from California Pro Sports, Inc. to ImaginOn, Inc. The votes were cast as follows:

                   For                Against           Abstain
                   ---                -------           -------
                   9,318,499            83,169            4,650

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

(a)      MARKET INFORMATION.

         The Company's common stock and warrants have been traded over-the-counter since January 18, 1995 and were quoted on the Nasdaq SmallCap Market under the symbols CALP and CALPW, respectively through January 3, 1999. On December 18, 1998, California Pro Sports, Inc. changed its name to ImaginOn, Inc. and on January 4, 1999, began to trade under the symbols IMON and IMONW for the common stock and warrants. The following table sets forth the range of high and low bid prices as quoted by Nasdaq. These market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                          COMMON STOCK           WARRANTS
                                           BID PRICES            BID PRICES
        1998                            HIGH         LOW       HIGH       LOW
        ----                            ----         ---       ----       ---

First Quarter (1/1/98-3/31/98)         $1.625      $1.125      $.8125    $.4375
Second Quarter (4/1/98-6/30/98)        $1.9375     $1.1875     $.875     $.50
Third Quarter (7/1/98-9/30/98)         $1.50        $.75       $.6875    $.4375
Fourth Quarter (10/1/98-12/31/98)      $2.625       $.50      $1.375     $.25

        1997
        ----

First Quarter (1/1/97-3/31/97)         $1.53125     $.8125     $.40625   $.25
Second Quarter (4/1/97-6/30/97)        $2.00        $.9375     $.6875    $.21875
Third Quarter (7/1/97-9/30/97)         $2.375      $1.375      $.75      $.4375
Fourth Quarter (10/1/97-12/31/97)      $3.0625     $1.0625    $1.15623   $.6875


(b)      HOLDERS.

         The number of record holders of the Company's common stock as of March 26, 1999 was approximately 307.

(c)      DIVIDENDS.

         The Company has not declared or paid dividends on its Common Stock, nor does it anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to fund operations and for the continued development of its business.

Further, the Company's prior loan agreements provided that without the prior written consent of the lender, the Company could not declare or pay any dividend on any class of stock until satisfaction of all liabilities under the loan agreements.

(d)      RECENT SALES OF UNREGISTERED SECURITIES.

         On October 1, 1998, the Company issued 20,000 shares of its Common Stock to two directors of the Company for services rendered.

         On October 5, 1998, the Company issued 43,191 shares of its Common Stock in exchange for the extensions of the maturity date to November 5, 1998 on notes of Skate Corp. The amount owed was calculated at 5% of the outstanding principal balance and payment was made based on $.70 per share. The Company relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On November 5, 1998, the Company issued 56,477 shares of its Common Stock in exchange for the extensions of the maturity date to December 5, 1998 on notes of Skate Corp. The amount owed was calculated as 5% of the outstanding principal balance and payment was made based on $.71 per share. The Company relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         On November 23, 1998, the Company issued 525,073 shares of its Common Stock in exchange for the conversion of 245 shares of Series B Convertible Preferred Stock.

         On November 27, 1998, the Company issued 122,675 shares of its Common Stock in exchange for the conversion of 95 shares of Series B Convertible Preferred Stock.

         On December 2, 1998, the Company issued 100,000 shares of its Common Stock to a consultant upon the exercise of a previously granted option.

         On December 5, 1998, the Company issued 21,922 shares of its Common Stock in exchange for the extensions of the maturity date to January 5, 1999 on notes of Skate Corp. The amount owed was calculated at 5% of the outstanding principal balance and payment was made based on $1.73 per share. The Company relied on the exemption from registration provided by Section 4(6) of the Securities Act related to the issuance of these shares.

         From December 24 through December 31, 1998, the Company issued 131,686 shares of its common stock in exchange for the conversion of 110 shares of Series C Convertible Preferred Stock.

         On December 31, 1998, the Company issued 232,256 shares of its Common Stock in exchange for assumption of certain liabilities of the Company totaling $239,326, the Company relied on the exemptions from registration provided by
Section 4(2) and/or 4(6) of the Securities Act.

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

OVERVIEW

         During 1997, the Company had limited revenues in its in-line skate and snowboard businesses, and in September 1997, sold substantially all of the assets of its ice and street/roller hockey business ("Hockey"). In 1998, the Company had no operating revenues, but did realize income from sub-licensing agreements. The following discussion pertains to the business operations for in-line skates and snowboards and ice and street/roller hockey products through September 1, 1997 (the asset disposition date of USA Skate.)

         The Company imported and distributed products in three participant sports categories. In- line skates and related accessory products were marketed under the brand names California Pro(R) and Rolling Thunder(TM); since August 1, 1994, snowboards and snowboard accessory products were marketed under the Kemper(R) brand; and from May 1996 to September 1, 1997, ice and street/roller hockey skates, sticks, related gear and accessories, as well as figure skates were marketed under the VICTORIAVILLE(TM), VIC(R), Hespeler(TM) and McMartin(R) brands. The Company purchased most of its in-line skate and snowboard products from manufacturers in Taiwan, mainland China, Austria and Canada. Some of the Company's accessory products were purchased from domestic suppliers. Approximately 70% of all hockey products sold were manufactured by Davtec and skates and related gear were purchased from foreign suppliers.

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

MANAGEMENT'S PLAN OF RESTRUCTURE

         As a result of continuing operating losses, the Board of Directors, early in 1997, decided to restructure and deleverage the Company. Accordingly, in September 1997, the Company and Skate Corp. sold assets of the ice hockey related business (including the trademark rights to VIC(R), VICTORIAVILLE(TM) and McMartin(TM)) to Rawlings for $14.5 million and certain debt assumption. The proceeds of the sale were substantially utilized to pay secured revolving lines of credit, purchase the remainder of the trademarks from the previous owner, and partially reduce notes payable of Skate Corp. to unaffiliated noteholders.

         As a result of the sale to Rawlings, and other restructuring and deleveraging activities, including the assumption and assignment of certain notes and trade payables to third parties in exchange for common and/or preferred stock of the Company, the Company has reduced its liabilities from approximately $18,988,000 as of January 1, 1997 to approximately $1,500,000 as of December 31, 1998.

         The Company has completed private placements generating aggregate net proceeds of $2,267,000. In addition, $579,410 has been received from the exercise of stock options for the purchase of 534,200 shares of the Company's common stock. In conjunction with dramatically reducing overhead, a plan to restore operating profitability to the remaining sporting goods businesses is in place through licensing programs. Additionally, the Company is seeking to diversify its business through a merger with ImaginOn, Inc. Each part of the Company's plan is discussed in detail below.

         On March 13, 1998, the Company began a private placement for the sale of the 1,842,000 shares of Skate Corp. common stock it owns, which includes an option to acquire 2,763,000 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company intended to sell 14 units at $100,000 each for total aggregate proceeds of $1,400,000. Each unit consists of 131,571 shares of Skate Corp. with an option to acquire 197,357 shares of the Company's common stock in exchange for the Skate Corp. shares. The Company received $255,000 cash from purchasers acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock which automatically converted to 503,261 shares of the Company's common stock on July 13, 1998 upon stockholder approval of an increase in the authorized shares of common stock from 10,000,000 to 20,000,000. Subsequent to the receipt of the $255,000, this offering was closed to further investors, and two officers/stockholders of the Company have agreed to purchase the shares of Skate Corp. from the Company for $90,000. This transaction was completed and the Company received the $90,000 in January 1999.

         The Company's business and financial consultant has introduced to the Company accredited investors who have purchased a combination of 2,080 shares of the Company's Series B and C Preferred Stock and restricted common stock for net proceeds of approximately $1,600,000. The Series B and C Preferred Stock will be convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for five days immediately prior to the conversion date, or the market price at the first day of closing. These private placements were completed in August 1998. In December 1998, holders of Series B and C Convertible Preferred Stock converted 450 shares into 742,644 shares of common stock of the Company.

         As part of the restructuring plan, the Company has eliminated most of the overhead expenses associated with its sporting goods business and has begun to concentrate on sub-licensing its trademark rights to the Kemper and California Pro trade names.

         In August 1997, the Company began negotiating with ImaginOn.com, formerly ImaginOn, ("IMON") of San Carlos, California, a privately held company, to acquire, in an exchange of stock, all of the outstanding capital stock of IMON. IMON, formed in March 1996, designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market and (ii) a navigational tool for sophisticated Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases.

         The Company signed an Agreement and Plan of Merger as of January 30, 1998 whereby there would be an exchange of 100% of the outstanding shares of IMON for an amount equal to 60% of the outstanding post-merger common stock of the Company, subject to certain adjustments.

         On November 12, 1998, the Company announced a special meeting of its stockholders, to be held December 10, 1998, at which time the stockholders voted upon, and approved, among other things, a proposal to ratify the plan of merger.

         On January 20, 1999, the Company through ImaginOn Acquisition Corp., a newly formed wholly-owned subsidiary, completed the merger with IMON.

         IMON is engaged in the business of designing, selling and manufacturing: (i) consumer software products for the rapidly growing "infotainment" and "edutainment" compact disc and digital video disc-Rom markets; and (ii) Internet software. IMON's core proprietary technology, transformational database processing and playback, is used in a set of 12 software tools developed and used by IMON. New products created with IMON tools are characterized by seamless real-time access to video, audio, graphics, text, html and three dimensional objects from multiple remote or local databases. IMON is packaging its tool set as a content management system. IMON is producing a series of interactive travelogues for distribution on CD and DVD. ImaginOn's first general-purpose software application, "WebZinger(TM)," is an automated productivity tool that searches the Web, then formats its results into a graphic PowerPoint(TM)-like slideshow.

         Management believes it has begun the successful implementation of a plan that will provide the Company with the liquidity necessary to continue as a going concern.

         The Company has entered into two sub-license agreements regarding the use of the Kemper name. Effective May 1, 1997, the Company entered into an agreement through April 30, 2000 with United Merchandising Corp., a California corporation ("UMC"). The Company granted UMC a non-exclusive, non-transferrable license to manufacture and/or purchase and sell various snowboarding apparel bearing the name and/or logo of "Kemper", in its retail stores in the United States. The royalty rate is 7.5% of the cost to UMC with a minimum of $30,000 per annum. UMC has an option to renew for one or two additional years. During the first contract year (May 1, 1997 through April 30, 1998) the Company received royalties of approximately $34,300.

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

         After considerable consolidation in the snowboard industry in 1997, the Company believes the snowboard market is rebounding. Kemper, one of the original snowboard brands, should prosper in this new environment. The combined minimum annual royalty of these licenses is $55,000, and based upon discussions with the sub-licensors and review of their sales plans, management projects that the actual combined royalty income from these two licenses will exceed the minimum.

         On January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This standard establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the year ended December 31, 1998, the Company had no items of comprehensive income. The financial statements for the year ended December 31, 1997 have been reclassified to disclose items of comprehensive income. There are no significant tax effects related to these items.

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and in February 1998, the FASB issued SFAS No. 132, Employer's Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

RESULTS OF OPERATIONS

         The following table sets forth the Company's sales by major product category for the periods indicated:

                                                YEAR ENDED DECEMBER 31,
                                              1998                    1997
                                       -----------------      ------------------
                                                 (dollars in thousands)

                                         $            %          $           %
                                        ---          ---        ---         ---
In-line skates, snowboards              (2)
  and related accessories                                      $1,311        14%
Ice and street/roller hockey (1)                                7,777        86%
                                                               ------       ----
                                                               $9,088       100%

(1)  Sale of hockey products began May 1, 1996 and ceased on September 12, 1997.
(2)  The Company generated no sales in 1998.

         The  following   table  sets  forth  for  the  periods   indicated  the
percentages which selected items in the Consolidated Statements of Operations bear to net sales:

                                                              Year ended
                                                              December 31,

                                                            1998         1997

Net Sales                                                    (1)        100.0
Cost of Goods Sold                                                       81.9
Gross Profit                                                             18.1
General & Administrative Expenses                                        51.1
Depreciation and Amortization                                             6.9
Consulting & Management Fees, related parties                             2.3
Charges                                                                   2.6
Income (Loss) from Operations                                           (44.8)
Interest and Other Expenses                                              22.1
Income Tax Expense (Benefit)                                             (1.8)
Minority Interest                                                        (8.0)
Extraordinary item                                                       (4.2)
                                                                         -----
Net Income (Loss)                                                       (52.9)
                                                            =====       ======
(1)  The Company generated no sales in 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales for the year ended December 31, 1997 were $9,087,676; comprised of $7,777,000 for the 1997 period of hockey related products (January 1 through August 31) and sales for the Company's in-line skate and snowboard products $1,311,000 in the 1997 period. In 1997 the Company sold substantially all of the assets of Skate Corp.'s direct and indirect operating subsidiaries and also ceased operating its California Pro and Kemper licenses, and began to seek sub- licenses for these brands.

         GROSS PROFIT. Gross profit was $2,042,423 for the year ended December 31, 1997. As a percent of sales, gross profit was 22.5% in 1997.

         GENERAL ADMINISTRATIVE AND SELLING EXPENSES. General and administrative expenses decreased to $2,060,000 for the year ended December 31, 1998, compared to $5,270,153 for the year ended December 31, 1997. This represents a decrease of $3,210,152. The primary reason for the decrease is attributable to the Company selling substantially all of the assets of the operating subsidiaries of Skate Corp. in September 1997. Included in the 1997 expenses was approximately $989,000 of selling expenses and $1,561,000 of general and administrative expenses. Additionally, sales and marketing expenses related to in-line skates and snowboards decreased by approximately $279,000 in 1998 compared to 1997 due to the Company no longer directly marketing those product lines, relying instead on its sub-licensees to market the brands.

         CONSULTING FEES, RELATED PARTY. Consulting fees, related party decreased to $180,000 for the year ended December 31, 1998 from $210,000 for the year ended December 31, 1997. The Company pays an officer/stockholder $10,000 per month for services primarily related to long-term strategic planning, financing and acquisitions and paid an additional $30,000 from USA Skate during 1998. Another officer/stockholder also received $30,000 from USA Skate during 1998. In 1997 $5,000 was paid per month from USA Skate each to two officers/directors prior to the time of the Company selling substantially all of the operating assets of USA Skate's operating subsidiaries.

         IMPAIRMENT CHARGES. For the year ended December 31, 1998, the Company had impairment charges of $489,825. These charges related to management's re-evaluation of certain trademarks and licenses ($327,273, other intangibles ($81,825) and goodwill ($80,723). In 1997 the Company had impairment charges of $239,452 related to its write-off of goodwill, resulting from the sale of the Company's hockey assets.

         LOSS FROM OPERATIONS. In the year ended December 31, 1998 the Company had a loss from operations of $2,729,826 compared to $4,075,182 for the year ended December 31, 1997. The decrease in the loss of $1,345,356 was a result of lower operating expenses of $2,987,779 in 1998 compared to 1997, partially offset by the gross profit of $1,642,423 that was recognized in 1997.

         OTHER INCOME/EXPENSES. In 1998, the Company recognized $103,643 of royalty and other income compared to $62,312 in the 1997 period. Other expenses for the year ended December 31, 1998 were $709,509 compared to $2,011,339 for the year ended December 31, 1997. The decrease of $1,301,830 was primarily attributable to the 1997 loss on the sale of USA Skate assets (see Note 4 to the consolidated financial statements) of $751,522 and interest expense related to the operations of USA Skate. Additionally, interest expense on USA Skate notes was approximately $265,000 in 1997, compared to $105,000 in 1998.

         INCOME TAX BENEFIT. For the year ended December 31, 1997, the Company had an income tax benefit of $166,404.

         LIQUIDITY AND CAPITAL RESOURCES. Through September 1, 1997, the Company funded its operations principally through a $5.5 million revolving credit facility with a bank, and, to a lesser degree, loans from private investors and trade credit. Concurrent with the sale of the USA Skate assets, the revolving line of credit facility was repaid in full and other indebtedness of the Company was significantly reduced.

         On September 12, 1997, the Company sold substantially all of the assets of its hockey business for $14,500,000 inclusive of $1,000,000 retained in escrow for purchase price adjustments and proven claims by the purchasers, and assumption of trade payables and accrued liabilities of approximately $1,600,000 related to the asset purchased. The proceeds were utilized as follows:

           Secured revolving lines of credit     $ 7,984,000
           Convertible noteholders                   549,000
           Secured debt                              519,000
           Other notes                               100,000
           Stockholder notes                         505,000
           Payment to previous USA Skate
             owners                                2,678,000
           Interest payments                          85,000
           Cash to escrow account                  1,000,000
           Cash in bank                              680,000
                                                 -----------
                                                 $14,500,000

         In February 1998, Rawlings and the Company agreed to a purchase price reduction of $395,108 due to a final valuation by Rawlings of the fair value of the net assets purchased.

         During 1998, the Company issued 167,754 shares of Series A preferred stock in a private placement in which the Company received $166,653. On July 15, 1998 the Company issued 525,262 shares of its common stock in exchange for the 167,754 Series A preferred stock shares. Also in 1998 the Company issued 2,080 shares of Series B and C convertible preferred stock (further described in note 7 to the consolidated financial statements) for $1,660,026 net of offering costs.

         Finally, during 1998 the Company received $440,000 for the sale of 580,000 shares of restricted common stock.

         At December 31, 1998, the Company had working capital of approximately $807,733 compared to a deficit of $384,312 at December 31, 1997. The increase in working capital is primarily related to the Company realizing net proceeds of approximately $2,267,000 from various private placements as described above, and the Company converting approximately $684,000 of debt to equity.

         On October 2, 1997, the Company signed a letter of intent to merge with IMON. Subsequently, the Company signed an agreement and plan of merger as of January 30, 1998 whereby there will be an exchange of 100% of the outstanding shares of IMON for an amount equal to 60% of the outstanding post merger common stock of the Company. IMON is a developmental stage company engaged in the business of designing, manufacturing and selling consumer software products for the rapidly growing "edutainment" CD/DVD ROM market as well as an internet utility and an authoring tool. ImaginOn's proprietary technology, TDPP, enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia and mixed-format databases distributed across local disk storage and networks.

         In January 1999, the Company completed the sale of 3,000 shares of Series D and E preferred stock whereby the Company received net proceeds of $2,550,000.

         In addition, the Company announced that the exercise period of its publicly traded common stock purchase warrants exercisable at $1.50 per share has been extended from December 31, 1998 through June 30, 1999.

         For payments to foreign suppliers, the Company has utilized trade acceptances, which generally are payable upon receipt of documentation by the Company's bank, but no later than time of delivery, utilizing available cash under the Company's revolving line of credit. For 1997 the Company negotiated with its suppliers to be paid 50% upon shipment and 50% on 90 day terms.

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

         FOREIGN EXCHANGE. Through September 1997, the Company's products were principally purchased from suppliers located in Taiwan, mainland China, Korea, Austria and Canada. The Company purchased its in-line skate products for set prices negotiated annually in U.S. dollars at exchange rates reset annually. The Company purchased its snowboards in Deutsche Marks. The Company sold its snowboard and hockey products both domestically and internationally. As a result, extreme exchange rate fluctuations could have had a significant effect on its sales, costs of goods sold and the Company's gross margins. Further, if exchange rates had fluctuated dramatically, it may have become uneconomical for the relationship between the Company and its suppliers to continue. The Company does not engage in hedging transactions.

         EFFECT OF INFLATION. Management believes that inflation has not had a significant impact on its business.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The Company's audited financial statements, described as follows, are included in this report following the signature page of this report.

ImaginOn, Inc. and Subsidiaries Consolidated Financial Statements

      Independent auditors' report...........................................F-1

      Consolidated financial statements:

         Balance sheet at December 31, 1998..................................F-2

         Statements of operations and comprehensive loss - for the years ended December 31, 1998 and 1997....................................F-3

         Statement of shareholders' equity
         for the years ended
         December 31, 1998 and 1997 .........................................F-4

         Statements of cash flows - for the years
         ended December 31, 1998 and 1997...................................F-12

         Notes to consolidated financial statements.........................F-14


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

         The chart below identifies persons who, at any time during the fiscal year, served as officers and/or directors of the Company.

Name                Age     Positions
----                ---     ---------

David M. Schwartz   50      Chairman, Chief Executive Officer, President
                            and Director, effective January 20, 1999

Leonard W. Kain     37      Executive Vice President, Chief Financial
                            Officer/Treasurer, Secretary and Director, effective January 20, 1999

Mary E. Finn        40      Director, effective January 20, 1999

Dennis Allison      58      Director, effective March 4, 1999

Jim Polizotto       62      Director, effective March 4, 1999

Henry Fong          62      Chairman of the Board of Directors and Chief
                            Executive Officer, resigned January 20, 1999

Barry S. Hollander  41      Acting President, Treasurer and Chief Financial
                            Officer, resigned January 27, 1999

Brian C. Simpson    64      Director, resigned January 20, 1999

Hung-Chang Yang     52      Director, resigned January 20, 1999


         DAVID M. SCHWARTZ has been Chairman, Chief Executive Officer, President and Director of the Company since January 20, 1999. Mr. Schwartz has been principally employed as an officer and director of ImaginOn, Inc., a privately-held California corporation, and wholly-owned subsidiary of the Company since its formation in 1996. From 1992 until 1996, Mr. Schwartz served as Vice President of New Media Systems and Technology at Atari Corporation, where he invented GameFilm technology for video game applications, and served as a principal designer of the Atari Jaguar(TM) CD peripheral. From 1990 to 1992, Mr. Schwartz was a senior member of the technical staff at Tandy Electronics Research Labs in San Jose, California, where he headed the software team developing the first erasable CD ROM. In 1983 Mr. Schwartz started and led CompuSonics Corporation which went public in 1984. CompuSonics ceased operations in 1989. In 1985, CompuSonics introduced the CompuSonics DSP1000, the first consumer audio recorder for floppy or optical disks. The CompuSonics Video PC Movie-Maker, introduced in 1986, inaugurated real-time digital video recording and editing on desktop PCS. Mr. Schwartz earned a Bachelor of Arts in Architecture from Carnegie-Mellon University, after completing a multidisciplinary program in Architecture, Engineering and Computer Science in 1972.

         LEONARD W. KAIN has been Executive Vice President, Chief Financial Officer/Treasurer, Secretary and a Director of the Company since January 20, 1999. Mr. Kain was principally employed as an officer and director of ImaginOn, Inc., a privately-held California corporation, and wholly-owned subsidiary of the Company since its formation in 1996. From 1991 until July 1996, Mr. Kain served as the real-time systems manager at Compression Labs, Inc., where he supervised all aspects of multimedia and video communications, including networking, communications framing, audio-video compression, real-time system design and user interface design. From 1988 until 1991, Mr. Kain was software manager at Telebit Corporation where he managed development of domestic and international high speed modems and network products. From 1986 until 1988, Mr. Kain served with Mr. Schwartz as director of software development at CompuSonics Corporation. Mr. Kain earned a Bachelor's Degree in Engineering from Stevens Institute of Technology in New Jersey in 1983, and a Masters Degree in Electrical Engineering from Stanford University in 1985. In 1998, Mr. Kain earned a Masters of Business Administration from the University of Phoenix.

         MARY E. FINN has been a Director of the Company since January 20, 1999. She has more than 15 years' experience in various media fields, utilizing her skills in writing, editing, broadcasting, teaching and management. From 1994 to 1997, Ms. Finn served as publicity director for the local chapter of FEMALE, a national mother's support group. From 1988 to 1991, Ms. Finn served as a talk show producer and engineer at KNBR in San Francisco, California. From 1982 to 1986, Ms. Finn taught radio production at Phillips Academy in Andover, Massachusetts. Ms. Finn earned a Bachelor of Arts degree in Communication from the University of Michigan in 1981, and a Master's degree in Media Management from Emerson College in Boston in 1987.

         DENNIS ALLISON, a Director of the Company, is a Stanford University Computer Systems Laboratory Lecturer. Mr. Allison is also an independent consultant and an editorial advisor on computer science and electrical engineering to Addison-Wesley-Longham. A former Series Advisor on the Prentice-Hall Series on Innovative Technology, Mr. Allison also served on the editorial board of Microprocessor Report. He was also the co-founder of HaL Computer Systems and of the People's Computer Company, a non-profit organization that played a pivotal role in the development of the personal computer. He is also a past IEEE CS Governing Board Member and a past member of the editorial boards of IEEE Computer and IEEE Software.

         JIM POLIZOTTO, a Director of the Company, Mr. Polizotto has served an Engineering Director of VTEL Corporation, Sunnyvale, California, since 1994, where he is responsible for the company's Sunnyvale Validation organization. He also has corporate responsibility to ensure interoperability with other vendors' systems. VTEL Corporation is a world leader in Digital Visual Communications. Prior to 1994, Polizotto helped to create a multimedia development laboratory for IBM in Silicon Valley and was responsible for the development of many IBM multimedia breakthroughs, including the 1993 launch of IBM's Internet-based multimedia video streaming server. Mr. Polizotto also serves on the board of the International Multimedia Teleconferencing Consortium, Inc., a non-profit corporation comprised of more than 150 companies from around the world.

         HENRY FONG was the Chief Executive Officer and a director of the Company from its inception in January 1993 through January 20, 1999. During his tenure, Mr. Fong served as a member of the executive committee of the Company's Board of Directors. From 1987 to June 1997, Mr. Fong was chairman of the board and chief executive officer of RDM Sports Group, Inc. (f/k/a Roadmaster Industries, Inc. ("RDM")), a New York Stock Exchange listed company, and was its president and treasurer from 1987 to 1996. In August 1997, RDM filed for Chapter 11 bankruptcy. Since 1983, Mr. Fong also has served as the President and a director and is a significant stockholder of Equitex, Inc., a publicly-held business development company. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in Financial World magazine's Corporate American "Dream Team."

         BARRY S. HOLLANDER was the Treasurer and Chief Financial Officer of the Company since March 1993 and Acting President since September 1997. Mr. Hollander resigned as an officer of the Company on January 27, 1999. From May 1991 through July 1996, Mr. Hollander served as Vice President of Operations and Chief Financial Officer of MacGregor Sports and Fitness, Inc. (subsequently renamed IntraNet Solutions, Inc.), a publicly-held company. From August 1986 to 1989, Mr. Hollander held various positions with MacGregor Sporting Goods, Inc., including Accounting Manager and Chief Financial Officer of the Athletic Products Division.

         BRIAN C. SIMPSON was a director of the Company from November 1994 through January 20, 1999. During his tenure with the Company, Mr. Simpson serves as a member of the executive, compensation and audit committees of the Company's Board of Directors. Since 1992, his principal occupation has been that of an international management consultant, providing management support and strategic planning services for various companies, Dunlop-Slazenger and BTR Industries. From 1989 to 1992, Mr. Simpson served as Strategic Planning Director on a worldwide basis for Dunlop- Slazenger International Limited. Prior to 1989, Mr. Simpson served as president of Dunlop- Slazenger Corporation USA and as regional director, North America for Dunlop-Slazenger Corporation International Limited, UK. Mr. Simpson has extensive experience in sales, licensing, distribution and manufacturing, both nationally and internationally, in the sporting goods business.

         HUNG-CHANG (HERO) YANG was elected as a director of the Company in November 1994. Mr. Yang resigned as a director of the Company on January 20, 1999. In addition, Mr. Yang serves as a member of the compensation and audit committees of the Company's Board of Directors. Since 1984, Mr. Yang's principal occupation has been that of president of Precision Golf Associates, Ltd., a Taiwanese company which engages in the manufacture and sale of golf equipment. From time-to-time, Mr. Yang has served as an unpaid consultant to the Company in areas such as quality control of products and components.

(b)      SIGNIFICANT EMPLOYEES.

         None.

(c)      FAMILY RELATIONSHIPS.

         Mr. Schwartz and Ms. Finn are husband and wife.

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

         Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons, the Company believes all reporting persons have complied with the applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY COMPENSATION TABLE.

         The following table sets forth information regarding compensation paid to (i) the Company's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1996, 1997 and 1998. No executive officer received awards or payments of any long-term compensation from the Company during the period covered.


                                                Annual                          Long Term        All Other
                                             Compensation                      Compensation     Compensation
                                 ------------------------------------          ------------     ------------
                                                 ($$)                                               ($$)
                                                                                Securities
                                                                                Underlying
Name and Position                 Year      Salary       Bonus        Other      Options
-----------------                 ----      ------       -----        -----     -----------
Henry Fong,                       1998     150,000(1)     -0-          -0-         -0-
Chief Executive Officer           1997     165,000(1)     -0-          -0-         -0-             -0-
and Chairman of the Board         1996     160,000(1)     -0-          -0-         -0-           $300,000(2)
Resigned January 20, 1999


Michael S. Casazza,               1998     -0-            -0-          -0-         -0-             -0-
President, Chief                  1997     157,500     413,000(3)      -0-         -0-
Operating Officer & Director      1996     190,000        -0-          -0-         -0-           $300,000(2)
Resigned September 1997



Barry S. Hollander,               1998     155,000      76,313(4)      -0-         -0-             -0-
Acting President, Treasurer and   1997     117,738        -0-          -0-         -0-             -0-
Chief Financial Officer           1996     125,000        -0-          -0-         -0-             -0-
Resigned January 27, 1999

----------

(1) Mr. Fong was not an employee of the Company and received fees of $10,000 per month for consulting services rendered to the Company and received an additional $30,000 USA Skate fee primarily related to long-term strategic planning, financing and acquisitions.
(2) Represents guaranty fees accrued in connection with the USA Skate acquisition. These fees were paid at December 31, 1996 in shares of common stock based on a price of $1.375 per share, the December 31, 1996 market price.
(3) Represents a bonus of 236,000 shares of common stock of the Company for, among other things, the forgiveness of the remaining amount of $149,000 of the $400,000 promissory note, making other loans to the Company and/or its subsidiaries in order for the Company to meet immediately due obligations, and his efforts in negotiating and moving the USA Skate asset sale forward to completion.
(4) In January 1998, the Company issued 18,500 shares of Series A preferred stock to Mr. Hollander. The shares were valued based upon the trading price of the Company's common stock, adjusted for the one for three conversion feature of the preferred stock, and accordingly, the Company recognized an expense of $76,313.

OPTION/SAR GRANTS IN LAST FISCAL YEAR.

         During 1997, 85,000 incentive stock options were granted at an exercise price of $1.00 to Mr. Hollander under the Company's 1994 Stock Option Plan. Mr. Hollander exercised these options in January 1998 in order to provide working capital to the Company. In January 1998 Mr. Hollander was granted 49,500 incentive stock options at an exercise price of $1.00. In May 1998 Mr. Hollander exercised 49,500 options in order to provide working capital to the Company

AGGREGATED OPTION/SAR EXERCISES AND YEAR-END 1998 OPTION/SAR VALUES.

         The following table sets forth information concerning the value of unexercised options held by each of the named executive officers at December 31, 1998. No stock appreciation rights are outstanding and 211,700 options were exercised by Messrs. Hollander (134,500) and Fong (77,200).

                             Number of                       Value of
                       Securities Underlying                Unexercised
                        Unexercised Options            In-the-Money options
                     at December 31, 1998 (#)        at December 31, 1998 (#)
Name                 Exercisable/Unexercisable       Exercisable/Unexercisable
----                 -------------------------       -------------------------
Henry Fong                 221,400/725,200                  $83,025/0
Barry S. Hollander               0/254,800                       $0/0


         COMPENSATION OF DIRECTORS. During 1997, Messrs. Lin, Simpson and Yang, the outside directors of the Company, received an annual retainer of $10,000 paid quarterly, and $1,000 for each Board of Directors meeting attended in person. In addition, they were reimbursed for expenses incurred to attend meetings of the Board of Directors or otherwise in connection with their services as directors of the Company. Directors also were eligible to receive grants of stock options under the Company's 1994 Stock Option Plan. During 1997, 10,000 incentive stock options were granted to each of the then outside directors of the Company at an exercise price of $1.00. In 1998, Messrs. Simpson and Yang each received 10,000 shares of common stock in connection with their services as directors. Additionally, Mr. Yang exercised 15,000 previously granted options. In 1998,10,000 incentive stock options were granted to Messrs. Yang and Simpson each at an exercise price of $1.42.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Set forth below is certain information as of March 26, 1999, with respect to ownership of the Company's common and preferred stock held of record or beneficially by (i) the Company's executive officers named in the summary compensation table, (ii) each director of the Company, (iii) each person who owns beneficially more than five percent of the Company's outstanding Common and Preferred Stock; and (iv) all directors and executive officers as a group:

                                                                    Percentage
                                             Number of               Owned of
Name and Address                              Common                  Common
of Beneficial Owner                        Shares Owned               Shares
-------------------                        ------------             ----------

Henry Fong                                   926,800(1)                 2.4%
2401 PGA Blvd., Suite 280F
Palm Beach Gardens, FL 33410

Gulfstream 1998 Irrevocable Trust          2,238,813                    6.0%
3155 Miro Drive North
Palm Beach Gardens, FL 33410

David Schwartz                             5,431,742                   14.4%
(Officer and Director)
1313 Laurel St., Suite 1
San Carlos, CA 94070

Leonard Kain                               2,710,000                    7.2%
(Director)
1313 Laurel St., Suite 1
San Carlos, CA 94070

Mary E. Finn                                     -0-(2)                 -0-
(Director)
1313 Laurel St., Suite 1
San Carlos, CA 94070

Dennis Allison                                   -0-                    -0-
(Director)
1313 Laurel St., Suite 1
San Carlos, CA 94070

Jim Polizotto                                    -0-                    -0-
(Director)
1313 Laurel St., Suite 1
San Carlos, CA 94070

Wayne W. Mills                             2,987,241(3)                 7.9%
R.J. Steichen & Co.
5500 Wayzata Blvd
Suite 290
Golden Valley, MN 55402

Michael Casazza                              120,613                     .3%
906 Thornblade Blvd.
Greer, SC   24650

                                                                    Percentage
                                             Number of               Owned of
Name and Address                              Common                  Common
of Beneficial Owner                        Shares Owned               Shares
-------------------                        ------------             ----------

Barry S. Hollander                           254,800(4)                  .7%
1221-B S. Batesville Road
Greer, SC   29650

All Directors and executive                8,141,742                   21.7%
officers as a group (5 persons)

----------

(1) Includes warrants currently not exercisable to acquire 725,200 shares of common stock.
(2)        Does not  include  5,431,742  shares  owned by her  spouse,  David M.
           Schwartz,  as  to  which  she  disclaims  beneficial  ownership.  (3)
(3) Includes Warrants currently exercisable to acquire 271,000 shares of Common Stock
(4) Includes Warrants currently not exercisable to acquire 254,800 shares of Common Stock.

           CHANGES IN CONTROL.  None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         In April 1994, the Company issued warrants to Henry Fong, a founder of the Company to purchase up to 148,600 shares of Common Stock and issued warrants to Michael S. Casazza, a founder of the Company, to purchase up to 51,400 shares of Common Stock, exercisable at $4.50 per share through April 14, 1997 (the "April Warrants"). In August 1995, the Company issued warrants to Messrs. Fong and Casazza each to purchase up to 150,000 shares of Common Stock, exercisable at $3.56 per share through August 1, 1998 (the "August Warrants"). The exercise price of these warrants represented 100% of the closing bid price of the Common Stock as reported by Nasdaq on the date of grant. The warrants issued to Messrs. Fong and Casazza in April 1994 and August 1995 were issued as additional compensation for their valuable services rendered to the Company. In April 1996, as compensation for their extra efforts in causing the USA Skate acquisition to close, the Company lowered the exercise price of all of the warrants held by Messrs. Fong and Casazza to $2.38 per share, the closing bid price of the Common Stock on the date the warrants were repriced. Additionally, the exercise date for the April Warrants was extended to April 14, 2002 and the exercise date for the August Warrants was extended to August 1, 2003. On January 8, 1998, the Company lowered the exercise of all the warrants held by Messrs. Fong and Casazza to $1.00 per share. In January 1999, Mr. Casazza sold his 201,400 warrants.

         At December 31, 1995, the Company owed Mr. Fong $90,000 of accrued but unpaid fees. During the second quarter of 1996, the Company transferred 75,000 shares of USA Skate common stock to Mr. Fong in satisfaction of this debt, based on a price of $1.20 per share of USA Skate common stock.

         Messrs. Fong and Casazza personally guaranteed the Company's in-line skate/snowboard related bank line of credit up to $5.5 million and its hockey related bank line of credit up to $5 million. In addition, Messrs. Fong and Casazza each guaranteed, jointly and severally with other guarantors, an additional $5.25 million of indebtedness of the Company incurred in connection with the USA Skate acquisition, and Messrs. Fong and Casazza have guaranteed, jointly and severally with another guarantor, approximately CDN $650,000 owed by the Canadian subsidiary to a Canadian bank. The Company has accrued fees of $300,000 each for Messrs. Fong and Casazza as compensation for their extensive personal guaranties. As of December 31, 1996 Messrs. Fong and Casazza agreed to accept payment of these fees in common stock of the Company based on the December 31, 1996 market price of $1.375 per share.

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

         In September 1997, Mr. Fong agreed to convert $181,000 owed to him by the Company, for a note payable of the Company, assumed by Mr. Fong, at the September 30, 1997 market price of $2.00 per share. In December 1997, Mr. Fong agreed to convert the common shares issued September 30, 1997 to Series A Preferred Shares of the Company. Upon stockholder approval of a recapitalization measure in July 1998, Mr. Fong received 90,500 shares of the Company's Common Stock in exchange for the Series A Preferred Stock.

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

         In January 1998, so as to infuse the Company with short-term working capital, Mr. Hollander agreed to exercise 85,000 options to purchase shares of Common Stock granted pursuant to an Incentive Stock Option Agreement dated April 23, 1997. In exchange for this exercise, the Company awarded Mr. Hollander 29,500 non-statutory stock options and 18,500 shares of Series A Preferred Stock. On July 15, 1998, the Series A Preferred Shares were converted to 55,500 shares of Common Stock.

         In January 1998, the Company authorized the issuance of 50,000 shares of Common Stock to Mr. Casazza in exchange for consulting services for the period September 12, 1997 through January 12, 1998, at the January 5, 1998 market price of $1.375.

         In May 1998, at the request of the Company, Barry Hollander exercised 49,500 options so as to infuse the Company with short-term working capital.

         In June of 1998, at the request of the Company, Henry Fong exercised a total of 77,200 options so as to infuse the Company with short-term working capital.

         Transactions between the Company and its officers, directors, employees and affiliates were on terms no less favorable to the Company than would have been available from unaffiliated parties. Any such transactions were subject to the approval of a majority of the disinterested members of the Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      EXHIBITS.

         Exhibits being filed herewith are listed below.

Number         Description
------         -----------

 3(i).1 Certificate of Incorporation of the Registrant. (INCORPORATED BY REFERENCE TO EXHIBIT 3.1 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM SB-2, REGISTRATION NO. 33-85108 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION "SEC" ON OCTOBER 13, 1994 (THE "1994 REGISTRATION STATEMENT").)

 3(i).2 Certificate of Designations for Series B 4% Convertible Preferred Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 3.(I).1 OF THE REGISTRANT'S JUNE 30, 1998 10-QSB.)

 3(i).3 Certificate of Designations for Series C 4% Convertible Preferred Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 3.4 OF THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-3/A, REGISTRATION NO. 333-62713 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 21, 1998.)

 3(i).4 Certificate of Designations For Series D 4% Convertible Preferred Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 3(I).4 OF THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-3/A, REGISTRATION NO. 333-71989 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 17, 1999 (THE "1999 FORM S- 3/A").)

 3(i).5 Certificate of Designations for the Series E 4% Convertible Preferred Stock. FILED HEREWITH.

 3(i).6 Amendment to Certificate of Incorporation of the Registrant dated July 22, 1998. (INCORPORATED BY REFERENCE TO EXHIBIT 3(I).5 OF THE 1999 FORM S-3/A.)

 3(i).7 Amendment to Certificate of Incorporation of the Registrant dated December 17, 1998. (INCORPORATED BY REFERENCE TO EXHIBIT 3(I).6 OF THE 1999 FORM S-3/A.)

 3(ii)         Bylaws as  currently  in effect.  (INCORPORATED  BY  REFERENCE TO
               EXHIBIT 3.2 TO THE 1994 REGISTRATION STATEMENT.)

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

 10.3 Patent License Agreement, dated April 1, 1993 and Assignment thereof. (INCORPORATED BY REFERENCE TO EXHIBIT 10.8(B) TO THE 1994 REGISTRATION STATEMENT.)


 10.4          1994 Stock  Option  Plan.  (INCORPORATED  BY REFERENCE TO EXHIBIT
               10.14 TO THE 1994 REGISTRATION STATEMENT.)

 10.5 License Agreement, dated July 28, 1994, between Front 500 Corporation and CP. (INCORPORATED BY REFERENCE TO EXHIBIT 10.16 TO THE 1994 REGISTRATION STATEMENT.)

 10.6 Exclusive Distributorship Agreement, dated March 1994, with Maneuverline Co. Ltd. (INCORPORATED BY REFERENCE TO EXHIBIT 10.20 TO THE 1994 REGISTRATION STATEMENT.)

 10.7 Exclusive Distributorship Agreement, dated March 1, 1991, with Airtool Ltd. (INCORPORATED BY REFERENCE TO EXHIBIT 10.21 TO THE 1994 REGISTRATION STATEMENT.)

 10.8 Exclusive Distributorship Agreement, dated June 15, 1994, with Wolf Strobel Sportswear GMBH. (INCORPORATED BY REFERENCE TO
               EXHIBIT 10.22 TO THE 1994 REGISTRATION STATEMENT.)

 10.9 License Agreement, dated May 10, 1995, granted by California Pro, Inc. to Big5 Co., Ltd. (INCORPORATED BY REFERENCE TO EXHIBIT
               10.23 IN REGISTRATION STATEMENT 33-98898.)

 10.10 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 200,000 shares of Common Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 10.29(A) TO THE 1994 REGISTRATION STATEMENT.)

 10.11 Form of Warrant related to the issuance of warrants to purchase up to 21,000 shares of Common Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 10.29(C) TO 1994 AMENDMENT #1.)

 10.12 Form of Indemnity Agreements for the Registrant's directors and officers. (INCORPORATED BY REFERENCE TO EXHIBIT 10.31 TO THE 1994 REGISTRATION STATEMENT.)

 10.13 Lease Agreement, dated February 16, 1993, for office space, as amended by letter agreement dated February 16, 1994. (INCORPORATED BY REFERENCE TO EXHIBIT 10.32 TO THE 1994 REGISTRATION STATEMENT.)

 10.14 Patent License Agreement, with Out of Line Sports, Inc. dated as of September 30, 1994. (INCORPORATED BY REFERENCE TO EXHIBIT
               10.33 TO THE 1994 REGISTRATION STATEMENT.)

 10.15         Trademark  License  Agreement,  dated as of  September  30, 1994.
               (INCORPORATED   BY  REFERENCE  TO  EXHIBIT   10.34  TO  THE  1994
               REGISTRATION STATEMENT.)

 10.16 Agreement, dated October 31, 1994, between California Pro Sports, Inc. and Playmaker related to royalty payments. (INCORPORATED BY REFERENCE TO EXHIBIT 10.35 TO AMENDMENT NO. 2 TO THE REGISTRATION STATEMENT, FILED WITH THE SEC ON NOVEMBER 16, 1994 ("1994 AMENDMENT #2").)

 10.17 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 300,000 shares of Common Stock. (INCORPORATED BY REFERENCE TO EXHIBIT 10.37 IN REGISTRATION STATEMENT 33-98898.)

 10.18 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 150,000 shares of Common Stock with Registration Rights Agreement. (INCORPORATED BY REFERENCE TO
               EXHIBIT 10.39 IN REGISTRATION STATEMENT 33- 98898.)

 10.19 Consulting and Non-Competition Agreement among Warren Amendola, Sr., USA and the Registrant, with related Guaranty. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(C) TO THE 1996 FORM 8-K.)

 10.20(a) Asset Purchase Agreement, dated September 10, 1997 by and among Les Equipements Sportifs Davtec Inc., USA Skate Co., Inc., USA Skate Corporation, the Registrant, Rawlings Canada Inc. and Rawlings Sporting Goods Company, Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(A) TO REGISTRANT'S FORM 8-K, FILED SEPTEMBER 29, 1997, REPORTING AN EVENT ON SEPTEMBER 12, 1997, COMMISSION FILE NO. 0-25114 (THE "1997 FORM 8-K").)

 10.20(b) Exhibit A - Escrow Agreement, dated September 12, 1997 by and among Les Equipements Sportifs Davtec Inc., USA Skate Co., Inc., Rawlings Canada Inc., Rawlings Sporting Goods Company, Inc. and the Bank of New York. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(B) TO REGISTRANT'S 1997 FORM 8-K.)

 10.20(c)      Exhibit C -  Guaranty,  dated  September  12,  1997 for  Rawlings
               Canada Inc. and Rawlings Sporting Goods Company, Inc. (INCORPORATED BY REFERENCE TO EXHIBIT 10.1(C) TO REGISTRANT'S 1997 FORM 8-K.)

 10.21 Agreement and Plan of Merger, dated January 30, 1998 by and among the Registrant, ImaginOn, Inc. and ImaginOn Acquisition Corp. (INCORPORATED BY REFERENCE TO EXHIBIT 3 OF REGISTRANT'S PROXY STATEMENT ON SCHEDULE 14A, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 13, 1998.)

 10.22(a) Merger Agreement and Plan of Reorganization, dated February 9, 1999 by and among Network Specialists, Inc., INOW and the
               Registrant. (INCORPORATED BY REFERENCE TO EXHIBIT 2.1 TO REGISTRANT'S FORM 8-K, FILED MARCH 23, 1999, REPORTING AN EVENT ON MARCH 9, 1999, COMMISSION FILE NO. 0-25114 (THE "MARCH 1999 FORM 8-K").)

 10.22(b) First Amendment to Merger Agreement and Plan of Reorganization dated as of March 8, 1999. (INCORPORATED BY REFERENCE TO EXHIBIT
               2.2 TO THE MARCH 1999 FORM 8-K.)

 10.22(c) Side Agreement to Merger Agreement and Plan of Reorganization dated March 8, 1999. (INCORPORATED BY REFERENCE TO EXHIBIT 2.3 TO THE MARCH 1999 FORM 8- K.)

 11.1          Statement Re: Computation of Per Share Earnings. FILED HEREWITH.

 21.1          List of Subsidiaries. FILED HEREWITH.

 27.1          Financial Data Schedule. FILED HEREWITH.


(b)      REPORTS ON FORM 8-K.

     During the last quarter for the fiscal year ended December 31, 1998 and through March 31, 1999, the Company filed the following Current Reports on Form 8-K:

Date                                         Item Numbers
----                                         ------------
February 3, 1999                                  2,7

March 23, 1999                                    2,7

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IMAGINON, INC.


Date: March 31, 1999            /s/ David M. Schwartz
      --------------            -----------------------------------------
                                David M. Schwartz, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 31, 1999            /s/ David M. Schwartz
      --------------            -----------------------------------------
                                David M. Schwartz, Chief Executive Officer,
                                Chief Accounting Officer, President and Director


Date: March 31, 1999            /s/ Leonard W. Kain
      --------------            -----------------------------------------
                                Leonard W. Kain, Secretary and Director


Date: March 31, 1999            /s/ Mary E. Finn
      --------------            -----------------------------------------
                                Mary E. Finn, Director


Date: March 31, 1999            /s/ Dennis Allison
      --------------            -----------------------------------------
                                Dennis Allison, Director

Date: March 31, 1999            /s/ Jim Polizotto
      --------------            -----------------------------------------
                                Jim Polizotto, Director

                         IMAGINON, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Independent auditors' report                                                 F-1

Consolidated financial statements:

     Balance sheet                                                           F-2

     Statements of operations and comprehensive loss                         F-3

     Statements of shareholders' equity                             F-4  -  F-11

     Statements of cash flows                                      F-12  -  F-13

     Notes to financial statements                                 F-14  -  F-34

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
ImaginOn, Inc.

We have audited the accompanying consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImaginOn, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




GELFOND HOCHSTADT PANGBURN & CO.


Denver, Colorado
March 22, 1999

                         IMAGINON, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 1998

                                     Assets
                                     ------
                                                                               Unaudited
                                                                               Pro forma       Historical
                                                                              ------------    ------------
                                                                                (Note 7)

Current assets:
      Cash ................................................................   $  2,714,103    $     74,103
      Notes receivable:
        Related party (Note 10) ...........................................      1,477,217       1,477,217
        Other .............................................................        104,226         104,226
      Prepaid expenses and other ..........................................         25,000          25,000
      Assets of subsidiary held for sale (Note 4) .........................                        624,284
                                                                              ------------    ------------
          Total current assets ............................................      4,320,546       2,304,830
                                                                              ------------    ------------

Furniture and equipment, net of
  accumulated depreciation of $469,379 ....................................          2,674           2,674
                                                                              ------------    ------------
Other assets:
      Deferred merger costs ...............................................        167,777         167,777
      Trademark license costs, net of
        accumulated amortization  of $16,666 ..............................         83,334          83,334
                                                                              ------------    ------------
                                                                                   251,111         251,111
                                                                              ------------    ------------
                                                                              $  4,574,331    $  2,558,615
                                                                              ============    ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
      Accounts payable and accrued expenses ...............................   $    278,333    $    233,532
      Liabilities of subsidiary held for sale (Note 4) ....................                      1,263,565
                                                                              ------------    ------------
          Total liabilities (all current) .................................        278,333       1,497,097
                                                                              ------------    ------------
Minority interest .........................................................                         56,320
                                                                              ------------    ------------
Commitments and contingencies  (Notes 4, 5, and 10)
Shareholders'  equity (Note 7):
      Preferred stock, $0.01 par value; authorized
       5,000,000 shares:
        Series B/C, issued and outstanding 1,630 shares ...................      1,300,902       1,300,902
        Series D/E, issued and outstanding 3,000 shares ...................        935,000
      Common stock, $0.01 par value; authorized
       50,000,000   shares; issued 13,434,731 shares ......................        134,347         134,347
      Warrants ............................................................        394,200         394,200
      Capital in excess of par ............................................     15,583,849      13,968,849
      Accumulated deficit .................................................    (14,052,300)    (14,052,300)
      Treasury stock held by subsidiary, at cost,
         1,204,950 shares of common stock .................................                       (740,800)
                                                                              ------------    ------------
          Total shareholders' equity ......................................      4,295,998       1,005,198
                                                                              ------------    ------------
                                                                              $  4,574,331    $  2,558,615
                                                                              ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                  1998            1997
                                                                              ------------    ------------
Net sales .................................................................   $               $  9,087,767
Cost of sales .............................................................                      7,445,344
                                                                              ------------    ------------
        Gross profit ......................................................                      1,642,423
                                                                              ------------    ------------
Operating expenses:
      General, administrative and selling expenses ........................      2,060,001       5,270,153
      Consulting fees, related party (Note 5) .............................        180,000         210,000
      Impairment charges ..................................................        489,825         237,452
                                                                              ------------    ------------
Total operating expenses ..................................................      2,729,826       5,717,605
                                                                              ------------    ------------

Loss from operations ......................................................     (2,729,826)     (4,075,182)
                                                                              ------------    ------------

Other expenses (income):
      Interest income, related party (Note 10) ............................        (43,948)
      Interest expense:
        Related parties ...................................................                        297,338
        Other .............................................................        141,040         669,140
      Foreign currency gains ..............................................                        (59,791)
      Royalty and other income ............................................       (103,643)        (62,312)
      Loss on marketable securities (Note 3) ..............................                         62,392
      Gain on sale of investment in subsidiary (Note 4) ...................                        (87,593)
      Finance fees (Notes 4 and 7) ........................................        591,060         440,643
      Loss on sale of USA Skate assets (Note 4) ...........................        125,000         751,522
                                                                              ------------    ------------
                                                                                   709,509       2,011,339
                                                                              ------------    ------------

Loss before income taxes and minority interest ............................     (3,439,335)     (6,086,521)

Income tax benefit (Note 6) ...............................................                       (166,404)
                                                                              ------------    ------------
Loss before minority interest .............................................     (3,439,335)     (5,920,117)

Minority interest .........................................................         58,252        (727,197)
                                                                              ------------    ------------

Loss before extraordinary item ............................................     (3,497,587)     (5,192,920)

Extraordinary item (Note 8) ...............................................                        383,705
                                                                              ------------    ------------

Net loss ..................................................................     (3,497,587)     (4,809,215)

Other comprehensive income:
      Foreign currency translation adjustments ............................                          7,774

Comprehensive loss ........................................................   $ (3,497,587)   $ (4,801,441)
                                                                              ============    ============

Net loss ..................................................................   $ (3,497,587)   $ (4,809,215)

Amortization of discount on preferred stock ...............................     (1,120,000)
                                                                              ------------    ------------

Net loss applicable to common shareholders ................................   $ (4,617,587)   $ (4,809,215)
                                                                              ============    ============

Basic and diluted loss pershare:
      Before extraordinary item ...........................................   $      (0.48)   $      (0.94)
      Extraordinary item ..................................................                           0.07
                                                                              ------------    ------------

Basic and diluted loss per common share ...................................   $      (0.48)   $      (0.87)
                                                                              ============    ============

Weighted average number of shares outstanding .............................      9,549,353       5,544,833
                                                                              ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                          Series A                     Series B and C
                                         Common Stock                  Preferred Stock                 Preferred Stock
                                  ---------------------------     ---------------------------     ---------------------------
                                    Shares           Amount         Shares          Amount          Shares          Amount
                                  -----------     -----------     -----------     -----------     -----------     -----------
Balances,
  January 1, 1997                   4,699,511     $    46,995

Issuance of 371,493
shares of common stock
in exchange for 480,417
shares of the Company's
subsidiary stock (Note 4)             371,493           3,715

Issuance of 75,000
shares of common stock
in satisfaction of 300,000
options to purchase
common stock (Note 5)                  75,000             750

Issuance of 75,000
shares of common stock
for consulting and finan-
cial services (Note 5)                 75,000             750

Issuance of 865,225
shares of common stock
in satisfaction of
$1,171,656 of liabilities
(Note 7)                              865,225           8,652

Issuance of 235,701
shares of common stock
for extending maturity date
on certain notes (Note 4)             235,701           2,357

Issuance of 52,500
shares of common stock
upon the exercise of
options (Note 7)                       52,500             525

Issuance of 349,214
Class A Series Preferred
Stock (Note 7)                                                        349,214     $     3,492

Issuance of stock
to subsidiary in satisfac-
tion of $893,640 liabilities
(Note 7)                              360,000           3,600         750,471           7,505

Net loss for 1997

Foreign currency
translation adjustment
                                  -----------      ----------     -----------     -----------     -----------     -----------
Balances,
 December 31, 1997                  6,734,430     $    67,344       1,099,685     $    10,997

                                       F-4                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              Capital                       Foreign currency
                                             in excess                         translation       Treasury
                             Warrants          of par          Deficit         adjustment         stock            Total
                            -----------     ------------     -------------     -----------     ------------     ------------
Balances,
  January 1, 1997           $   394,200     $  6,386,332     $  (5,745,498)    $    (7,774)                     $  1,074,255

Issuance of 371,493
shares of common stock
in exchange for 480,417
shares of the Company's
subsidiary stock (Note 4)                        407,677                                                             411,392

Issuance of 75,000
shares of common stock
in satisfaction of 300,000
options to purchase
common stock (Note 5)                             69,563                                                              70,313

Issuance of 75,000
shares of common stock
for consulting and finan-
cial services (Note 5)                            74,250                                                              75,000

Issuance of 865,225
shares of common stock
in satisfaction of
$1,171,656 of liabilities
(Note 7)                                       1,163,004                                                           1,171,656

Issuance of 235,701
shares of common stock
for extending maturity date
on certain notes (Note 4)                        438,284                                                             440,641

Issuance of 52,500
shares of common stock
upon the exercise of
options (Note 7)                                  94,475                                                              95,000

Issuance of 349,214
Class A Series Preferred
Stock (Note 7)                                 1,564,638                                                           1,568,130

Issuance of stock
to subsidiary in satisfac-
tion of $893,640 liabilities
(Note 7)                                         882,535                                       $   (893,640)

Net loss for 1997                                               (4,809,215)                                       (4,809,215)

Foreign currency
translation adjustment                                                               7,774                             7,774
                            -----------     ------------     -------------     -----------     ------------     ------------
Balances,
 December 31, 1997          $   394,200     $ 11,080,758     $ (10,554,713)                    $   (893,640)    $    104,946

                                       F-5                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                          Series A                     Series B and C
                                         Common Stock                  Preferred Stock                 Preferred Stock
                                  ---------------------------     ---------------------------     ---------------------------
                                    Shares           Amount         Shares          Amount          Shares          Amount
                                  -----------     -----------     -----------     -----------     -----------     -----------
Issuance of 437,593
shares of common stock
in consideration for
extending the date on
certain notes (Note 4)                437,593           4,376

Issuance of 50,000
shares of common stock
for consulting services
(Note 5)                               50,000             500

Issuance of 534,200
shares of common stock
upon exercise of options
and warrants (Note 7)                 534,200           5,342

Issuance of 18,500
shares of Series A
preferred stock (Note 7)                                               18,500             185

Issuance of 167,754
shares of Series A
preferred stock in
private placement
(Note 7)                                                              167,754           1,678

Issuance of 41,667
shares of Series A
preferred stock in
satisfaction of $150,000
of liabilities (Note 7)                                                41,667             417

Issuance of 3,982,818
shares of common stock in
exchange for 1,327,606
shares of Series A
preferred stock (Note 7)            3,982,818          39,828      (1,327,606)        (13,277)

Issuance of 245,520
shares of common stock
owned by Skate Corp. in
satisfaction of $245,520
of liabilities (Note 7)

Issuance of 316,256
shares of common stock
in satisfaction of
$288,826 of liabilities
(Note 7)                              316,256           3,163

                                       F-6                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              Capital                       Foreign currency
                                             in excess                         translation       Treasury
                             Warrants          of par          Deficit         adjustment         stock            Total
                            -----------     ------------     -------------     -----------     ------------     ------------
Issuance of 437,593
shares of common stock
in consideration for
extending the date on
certain notes (Note 4)                           538,426                                                             542,802

Issuance of 50,000
shares of common stock
for consulting services
(Note 5)                                          68,250                                                              68,750

Issuance of 534,200
shares of common stock
upon exercise of options
and warrants (Note 7)                            574,068                                                             579,410

Issuance of 18,500
shares of Series A
preferred stock (Note 7)                          76,128                                                              76,313

Issuance of 167,754
shares of Series A
preferred stock in
private placement
(Note 7)                                         164,975                                                             166,653

Issuance of 41,667
shares of Series A
preferred stock in
satisfaction of $150,000
of liabilities (Note 7)                          149,583                                                             150,000

Issuance of 3,982,818
shares of common stock in
exchange for 1,327,606
shares of Series A
preferred stock (Note 7)                         (26,551)

Issuance of 245,520
shares of common stock
owned by Skate Corp. in
satisfaction of $245,520
of liabilities (Note 7)                          161,503                                             84,017          245,520

Issuance of 316,256
shares of common stock
in satisfaction of
$288,826 of liabilities
(Note 7)                                         285,663                                                             288,826

                                       F-7                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                          Series A                     Series B and C
                                         Common Stock                  Preferred Stock                 Preferred Stock
                                  ---------------------------     ---------------------------     ---------------------------
                                    Shares           Amount         Shares          Amount          Shares          Amount
                                  -----------     -----------     -----------     -----------     -----------     -----------
Issuance of 2,080
shares of Series B and
C preferred  stock in
connection  with
private placement,
net of costs
(Note 7)                                                                                                2,080     $   540,026

Issuance of 1,327,000
shares of common stock
owned by Skate Corp. in
exchange for 884,667
shares of Skate Corp.
(Note 7)

Issuance of 80,000
shares of common stock
in a private placement
(Note 7)                               80,000             800

Issuance of 500,000
shares of common stock
for $400,000 (Note 7)                 500,000           5,000

Issuance of 36,790
shares of common stock
for penalty on Series B
and C preferred stock
(Note 7)                               36,790             368

Issuance of 742,644
shares of common stock
in exchange for 450
shares of Series B
and C preferred stock
(Note 7)                              742,644           7,426                                            (450)       (359,124)

Issuance of 20,000
shares to outside
members of the Board of
Directors                              20,000             200

Sale of 84,212 shares of
treasury owned by
subsidiary (Note 7)

Amortization of Class B
and C Series preferred
stock                                                                                                               1,120,000

                                       F-8                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              Capital                       Foreign currency
                                             in excess                         translation       Treasury
                             Warrants          of par          Deficit         adjustment         stock            Total
                            -----------     ------------     -------------     -----------     ------------     ------------
Issuance of 2,080
shares of Series B and
C preferred  stock in
connection  with private
placement, net of costs
(Note 7)                                       1,120,000                                                           1,660,026

Issuance of 1,327,000
shares of common stock
owned by Skate Corp. in
exchange for 884,667
shares of Skate Corp.
(Note 7)                                        (107,797)                                           454,099          346,302

Issuance of 80,000
shares of common stock
in a private placement
(Note 7)                                          39,200                                                              40,000

Issuance of 500,000
shares of common stock
for $400,000 (Note 7)                            395,000                                                             400,000

Issuance of 36,790
shares of common stock
for penalty on Series B
and C preferred stock
(Note 7)                                          47,890                                                              48,258

Issuance of 742,644
shares of common stock
in exchange for 450
shares of Series B and
C preferred stock
(Note 7)                                         351,698

Issuance of 20,000
shares to outside
members of the Board of
Directors                                         19,800                                                              20,000

Sale of 84,212 shares of
treasury owned by
subsidiary (note 7)                              150,255                                             28,724          178,979

Amortization of Class B
and C Series preferred
stock                                         (1,120,000)

                                       F-9                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                          Series A                     Series B and C
                                         Common Stock                  Preferred Stock                 Preferred Stock
                                  ---------------------------     ---------------------------     ---------------------------
                                    Shares           Amount         Shares          Amount          Shares          Amount
                                  -----------     -----------     -----------     -----------     -----------     -----------
Receipt of  subsidiary
of 250,000  shares of
common  stock from
third party in settlement
of an amount due to
subsidiary from third
party (Note 4)

Net loss for the year
ended December
31, 1998
                                  -----------     -----------     -----------     -----------     -----------     -----------
                                   13,434,731     $   134,347                                           1,630     $ 1,300,902
                                  ===========     ===========     ===========     ===========     ===========     ===========

                                      F-10                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              Capital                       Foreign currency
                                             in excess                         translation       Treasury
                             Warrants          of par          Deficit         adjustment         stock            Total
                            -----------     ------------     -------------     -----------     ------------     ------------
Receipt of subsidiary
of 250,000 shares of
common  stock from
third  party in settlement
of an amount due to
subsidiary from third
party (Note 4)                                                                                     (414,000)        (414,000)

Net loss for the year
ended December
31, 1998                                                        (3,497,587)                                       (3,497,587)
                            -----------     ------------     -------------     -----------     ------------     ------------
                            $   394,200     $ 13,968,849     $ (14,052,300)                    $   (740,800)    $  1,005,198
                            ===========     ============     =============     ===========     ============     ============

                         IMAGINON, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998            1997
                                                                         ------------    ------------
Cash flows from operating activities:
      Net loss .......................................................   $ (3,497,587)   $ (4,809,215)
                                                                         ------------    ------------
      Adjustments to reconcile net loss to
       net cash used in operating activities:
        Extraordinary gain ...........................................                       (383,705)
        Net unrealized holding loss ..................................                         62,392
        Gain on sale of investment in subsidiary .....................                        (87,593)
        Loss on sale of USA Skate assets .............................        125,000         751,522
        Expense incurred upon issuance of common stock
          and options ................................................        756,122         724,223
        Depreciation and amortization ................................        230,821         628,601
        Amortization of license fee payable and other ................                         88,867
        Provision for losses on accounts receivable ..................        272,086         250,836
        Foreign currency gains .......................................                        (59,791)
        Minority interest ............................................         58,252        (727,197)
        Restructuring and impairment charges .........................        489,825         237,452
      Decrease (increase) in assets:
        Accounts receivable ..........................................                       (135,947)
        Income taxes receivable ......................................                        221,624
        Due from related parties .....................................     (1,345,947)       (310,369)
        Inventories ..................................................                      1,806,578
        Prepaid expenses and other ...................................        (82,898)        436,111
        Assets of subsidiary held for sale ...........................       (2-5.843)
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses ........................        853,585        (394,606)
        Payables to officers/shareholders and other
          related parties ............................................                        (36,804)
        Liabilities of subsidiary held for sale ......................       (450,574)     (1,340,648)
                                                                         ------------    ------------
           Total adjustments .........................................        700,429       1,731,546
                                                                         ------------    ------------
Net cash used in operating activities ................................     (2,797,158)     (3,077,669)
                                                                         ------------    ------------

Cash flows from investing activities:
      Payment from sale of USA Skate Co., Inc. .......................                     14,500,000
      Capital expenditures ...........................................                        (95,141)
      Proceeds from sale of marketable securities ....................                        166,260
      Deferred merger costs ..........................................       (167,777)
                                                                         ------------    ------------
Net cash (used in) provided by investing activities ..................       (167,777)     14,571,119
                                                                         ------------    ------------

                                      F-12                           (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998            1997
                                                                         ------------    ------------
Cash flows from financing activities:
      Proceeds from notes payable and long-term debt .................                        174,545
      Repayments of notes payable, license fees
        and long-term debt ...........................................                    (11,713,124)
      Proceeds from sale of treasury stock ...........................        178,980
      Net proceeds from issuance of
       common stock and warrants .....................................      2,846,089
                                                                         ------------    ------------
Net cash provided by (used in) financing activities ..................      3,025,069     (11,538,579)
                                                                         ------------    ------------

Net increase (decrease) in cash ......................................         60,134         (45,129)

Cash, beginning ......................................................         13,969          59,098
                                                                         ------------    ------------
Cash, ending .........................................................   $     74,103    $     13,969
                                                                         ============    ============

Supplemental disclosure of cash flow information:
      Cash paid for interest .........................................   $    152,000    $    826,000
                                                                         ============    ============


Supplemental disclosure of noncash investing and financing activities:
      Disposition of USA Skate Co., Inc.
        Cost of assets disposed of....................................                   $(16,937,947)
        Liabilities disposed of ......................................                      1,899,533
        Loss on disposition ..........................................                        538,414
                                                                                         ------------
      Total cash received, net of cash acquired ......................                   $(14,500,000)
                                                                                         ============

      Issuance of 371,493 shares of common stock in
        exchange for 480,417 shares of Company's
        subsidiary stock .............................................                   $    411,392
                                                                                         ============

      Issuance of 316,256 and 865,225 shares of common stock
        in 1998 and 1997, respectively, in satisfaction of amounts
        due ..........................................................   $    288,826    $  1,171,656
                                                                         ============    ============

      Issuance of 1,327,000 shares of common stock owned
        by subsidiary in exchange for 884,667 shares of Skate
        Corp .........................................................   $    346,302
                                                                         ============

      Issuance of 41,667 preferred shares in satisfaction of
        amounts due ..................................................   $    150,000
                                                                         ============

      Receipt by subsidiary of 250,000 shares of common
        stock from third party in settlement of an amount due
        to subsidiary from third party ...............................   $    414,000
                                                                         ============

                 See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   Basis of presentation, business and plan of restructuring:

     Basis of presentation:

     The accompanying consolidated financial statements include the accounts of Imaginon, Inc. (formerly known as California Pro Sports, Inc.) (the "Company") and its subsidiaries, California Pro, Inc. ("CP"), USA Skate Corporation ("Skate Corp.") and Imaginon Acquisition Corp. Skate Corp. was formed in 1995 to acquire USA Skate Co., Inc. ("USA Skate") and its subsidiary, Les Equipments Sportifs Davtec, Inc., a Canadian corporation ("Davtec"). On December 31, 1998, the Company owned 100% of the outstanding CP and Imaginon Acquisition Corp. capital stock and 89.8% of the outstanding Skate Corp. capital stock. Minority interest represents Skate Corp.'s minority shareholders' 10.2% ownership interest in Skate Corp. Intercompany transactions have been eliminated in consolidation.

     Business and plan of restructuring:

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

       b. Sold substantially all of its Skate Corp. sporting goods related assets in September 1997 (Note 4).

       c. Completed various private equity placements throughout 1998 and into 1999 (Note 7).

       d.  Completed  the merger of the Company  and IMON in January  1999 (Note
           10).

       e. Completed the sale of Skate Corp. in January 1999 (Note 4).

     Prior to the second  quarter of 1997,  the Company sold in-line  skates and accessories, under the brand names California Pro(R) and Rolling Thunder(TM), to retail sporting goods stores principally in North America, and sold snowboards and accessories under the Kemper(R) brand name to retail sporting goods stores in North America and

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

1.   Basis of presentation, business and plan of restructuring (continued):

     Business and plan of restructuring (continued):

       distributors in Europe and Japan. In connection with its restructuring and deleverage plans, in the second quarter of 1997, the Company began liquidating remaining in-line skate, snowboard and accessories inventories. Prior to September 1997, the Company also manufactured, imported and marketed VICTORIAVILLE(TM), VIC(R), and McMartin(TM) ice and street/roller hockey skates, sticks and related protective gear and accessories for sale to retail sporting goods stores in the United States and Canada and independent distributors primarily located in Europe. In September 1997, Skate Corp. sold substantially all of the operating assets of USA Skate and Davtec. During 1998, the Company operated exclusively as a licensor of trade names and trademarks. The Company currently receives income from sub-licenses it has entered into regarding the use of the Kemper brand name. The Company has no other sporting goods related business.

2.   Significant accounting policies:

     Use of accounting estimates in financial statement preparation:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

2.   Significant accounting policies (continued):

     Furniture, equipment, and depreciation:

     Furniture and equipment are stated at cost. Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives (5 to 10 years) of the related assets.

     Intangible assets:

     Intangible assets at December 31, 1998 consist of trademark licence costs related to Kemper perpetual license agreements. Trademark license costs are amortized on the straight-line method over 12 years.

     Management  assesses the carrying value of intangible and other  long-lived assets for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expenses. The Company has not been successful in concluding any arrangements with regard to sub-licensing of the California Pro brand and currently is not in any discussions with third parties. Therefore, in 1998, the Company wrote-off the remaining balance of $409,102 related to the California Pro trademark. In 1998, the Company also wrote-off the remaining balance of $80,723 related to goodwill that arose on the 1996 acquisition of USA Skate. In 1997 goodwill related to USA Skate with a carrying value of $428,573 was written down to $191,121 (Note 4). The resulting expenses of $489,825 for 1998 and $237,452 for 1997 were included in restructuring and impairment charges.

     Deferred merger costs:

     Costs incurred through December 31, 1998 related to the merger of the Company and IMON (Note 10) have been deferred. The merger was completed in January 1999 and at that time the Company charged the costs, as well as additional amounts incurred in January 1999, directly to equity.

                        IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

2.   Significant accounting policies (continued):

     Revenue recognition:

     The Company's revenue recognition policy is to record sales as product is shipped and recognize royalty and other income when sub-licenses report royalties and the Company receives payment.

     Foreign currency transactions:

     In 1997, CP primarily purchased and sold its in-line skate products in US dollars. CP primarily purchased its snowboard products in German Deutsche Marks ("DM") and sold to its customers in either DM or US dollars. USA Skate primarily purchased and sold its products in US dollars, and Davtec primarily purchased its goods in Canadian dollars and sold to customers in both US and Canadian dollars. Gains and losses on foreign currency transactions are included in determining consolidated net loss.

     Convertible preferred stock:

     During 1998, the Company issued Series B and C convertible preferred stock for which the conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"). The Company allocated a portion of the proceeds equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. This amount has been amortized to preferred stock from the date of issuance through the date the securities are first convertible.

     Net loss per share:

     Basic loss per share is computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at loss applicable to common shareholders, amortization of the beneficial conversion feature related to the Series B and C preferred stock has been deducted from net loss. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 1998 and 1997.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

2.   Significant accounting policies (continued):

     Fair value of financial instruments:

     The carrying value of the Skate Corp. convertible promissory notes payable, included in liabilities of subsidiary held for sale on the consolidated balance sheet (Note 4), is not practicable to estimate because management believes that due to the financial condition of the Company, similar instruments with similar terms could not be obtained elsewhere. The fair values of the Company's receivables from related parties are not practicable to estimate, due to the related party nature of the underlying transactions and indefinite payment terms. The carrying amounts of the Company's other financial instruments approximates their fair values because of the short maturities of these instruments.

     Subsidiary equity transactions:

     The Company recognizes in its consolidated financial statements, gains and losses resulting from the sales of previously unissued stock by its subsidiaries, which have the effect of reducing the parent's percentage equity holding. There were no gains or losses in 1998 or 1997.

     Stock-based compensation:

     Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR
       STOCK- BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB NO. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

2.   Significant accounting policies (continued):

     Recently issued accounting standards:

     On January  1,  1998,  the  Company   adopted   SFAS  No.  130,   REPORTING
       COMPREHENSIVE INCOME. This standard establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the year ended December 31, 1998, the Company had no items of comprehensive income. The financial statements for the year ended December 31, 1997 have been reclassified to disclose items of comprehensive income. There are no significant tax effects related to these items.

     In 1997, the Financial  Accounting Standards Board ("FASB") issued SFAS No.
       131, Disclosures about Segments of an Enterprise and Related Information, and in February 1998, the FASB issued SFAS No. 132, Employer's Disclosure about Pensions and Other Post Retirement Benefits. Both of these statements require disclosure only and therefore will not impact the Company's financial statements.

     In June 1998,  the FASB  issued SFAS No.  133,  Accounting  for  Derivative
       Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial statements.

     Reclassifications:

     Certain amounts reported in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3. Marketable securities:

     In 1996, the Company received marketable securities from an affiliate in payment of an amount owed to the Company by a related party, which the Company classified as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In 1997, the Company sold these securities and recognized a loss of $62,392. This amount is included in loss on marketable securities in the consolidated statements of operations and comprehensive loss.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

4.   Skate Corp. transactions:

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

     Purchase of subsidiary common stock:

     In May and September 1997,  the Company  acquired  230,417  shares of Skate
       Corp. common stock from two shareholders (one of which was an officer) in exchange for 238,160 shares of common stock of the Company. In 1997, the Company also issued 133,333 shares of common stock to acquire 250,000 shares of Skate Corp. common stock, that otherwise the Company would have been obligated to redeem. The Company accounted for these transactions under the purchase method of accounting based upon the market value of the common stock issued by the Company.

     Sale of USA Skate assets:

     On September 12, 1997, the Company sold substantially all of the operating assets of USA Skate for $14,500,000, with $1,000,000 to be held in escrow for potential purchase price adjustments and other claims. The proceeds of the sale were used to repay the Company's outstanding lines of credit and other liabilities. Subsequent to September 1997, purchase price and other adjustments have reduced the principle amount of the escrow account by approximately $423,000 and approximately $180,000 of the escrow account was disbursed and used to partially repay a trade liability. The Company recognized a loss in 1997 of approximately $752,000 on the sale of the USA Skate assets, and due to the post closing adjustments an additional loss of $125,000 in 1998.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

4.   Skate Corp. transactions:

     Sale of USA Skate assets:

     The remaining account balances of Skate Corp. have been classified as assets and liabilities held for sale in the accompanying consolidated balance sheet and consist of the following:

         Assets held for sale:
           Cash                                        $          39,782
           Cash held in escrow                                   397,002
           Accounts receivable, related parties                  187,500
                                                       -----------------

                                                       $         624,284
                                                       =================
         Liabilities held for sale:
           Accounts payable and accrued expenses       $         545,451
           Convertible promissory notes payable                  718,114
                                                       -----------------

                                                       $       1,263,565
                                                       =================

     The accounts receivable, related parties are non-interest bearing and are due January 1999 through 2000. The convertible promissory notes were originally due in January 1997 with interest at 9%. In January 1997, the due date of the notes was extended to July 1997 and the interest rate was adjusted to 12%. Beginning July 1997, substantially all of the note holders agreed to extend the notes for 30 day intervals in exchange for the Company issuing the note holders common stock of the Company at each extension date. During, 1997, the Company had issued 235,701 shares of common stock and recognized financing fees of approximately $440,641. During 1998, the Company issued 437,593 shares of common stock, and recognized financing fees of $542,802 for the note extensions. The notes were paid in full in January 1999.

     In December 1998 Skate Corp. negotiated and received 250,000 shares of common stock of the Company in settlement of accounts receivable of $580,000. The market price on the day of settlement was $1.656 and accordingly Skate Corp. realized a loss of $166,000 which is included in the consolidated operating expenses in the financial statements. The 250,000 shares of common stock are included in treasury stock.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

4.   Skate Corp. transactions (continued):

     Subsequent sale of the Company's investment in Skate Corp.:

     In April 1998, the Company received commitments from a group of accredited investors to purchase for $1,400,000 the shares of common stock of Skate Corp. owned by the Company along with an option to acquire shares of the Company in exchange for the purchased shares of Skate Corp. The options allowed the investors to exchange each common share of Skate Corp. for
       1.5 shares of the Company's common stock. In April and May 1998, the Company received gross proceeds of $255,000 (net proceeds of $166,653) from investors acquiring 335,507 shares of Skate Corp. Each of the investors exercised their options to exchange those shares for 167,754 shares of the Company's Series A preferred stock, which automatically converted to 503,261 shares of the Company's common stock on July 15, 1998 upon the shareholders approving an increase in the authorized common shares of the Company from 10,000,000 to 20,000,000. Subsequent to the receipt of the $255,000, this offering was closed to further investors. The offering was closed to further investors as the Company was able to obtain similar financing on terms more beneficial to the Company through the sale of preferred stock as discussed in Note 7. Upon the closing of the offering, two officers/shareholders of the Company agreed to purchase the shares of Skate Corp. from the Company for $90,000 with no conversion rights. The purchase price was based on the net book value of the Company's investment in Skate Corp. at the time of the agreement. The sale of Skate Corp. was completed, and the Company received the $90,000, in January 1999.

5. Commitments and contingencies:

     Office lease:

     The Company is currently leasing office space in South Carolina on a month-to-month basis for $3,000 per month plus certain real estate and property taxes. Total rent expense for 1998 and 1997 was approximately $41,000 and $227,000, respectively, and includes rent expense and lease termination fees in 1997 on the Company's prior operating warehouses and office space.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

5.   Commitments and contingencies (continued):

     In-line skate license agreements:

     The Company  has  various  license  agreements  with  Playmaker,  Co.  Ltd.
       ("Playmaker") under which the Company has the exclusive, royalty-free right to use the California Pro and Rolling Thunder names and trademarks on in-line skates, accessories and other products in the United States, Canada, certain areas of the Caribbean and U.S. military exchanges worldwide. The Company has also entered into an agreement with Playmaker whereby Playmaker will pay the Company a 5% royalty on all sales of any product made by Playmaker to any new customer of Playmaker generated by the Company. No royalties have been agreed to or paid to date under this agreement. The agreements are subject to cancellation if the Company does not meet certain sales and/or purchase requirements.

     The Company has a patent license agreement related to one feature on several of the Company's in-line skate models. Under the license agreements, the Company pays royalty fees based on its sales of the related items. Playmaker reimburses the Company for a portion of the royalties paid. The royalties were not significant in 1998 or 1997.

     Kemper license agreements:

     The Company has a license agreement for the exclusive, perpetual use of the Kemper name on snowboards and accessories. The Company pays a royalty based on net sales of products sold under this license.

     In 1997, the Company entered into a three-year exclusive sub-license agreement with a third party which allows the third party to manufacture and sell certain Kemper products. The agreement provides for the Company to receive license fees based on manufacturing costs, or an annual minimum guaranteed payment.

     In February 1998, the Company entered into a two-year agreement with a third party snowboard manufacturer and marketer. The agreement, in effect, assigns all of the Company's license rights to the Kemper name (except for the sub-license described above) to the third party in exchange for the greater of a royalty fee based on sales, or an annual minimum guaranteed payment.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

5.   Commitments and contingencies (continued):

     Employment and consulting agreements:

     On a month to month basis, the Company accrues expense to an officer/ shareholder consulting fees of $10,000 per month. Skate Corp. paid consulting fees to two Company officers/shareholders that totaled $60,000 and $90,000 in 1998 and 1997, respectively.

     Prior to 1997, the Company had issued warrants to purchase 300,000 shares of common stock to an unrelated financial advisory consultant. In 1997, in lieu of the warrants to purchase 300,000 shares of common stock, the Company issued the party 75,000 shares of common stock.

     In 1997, the Company entered into a financial advisory and consulting agreement with an unrelated third party. Under this agreement, the Company issued 75,000 shares of common stock and 33,333 shares of Series A preferred stock to the consultant (included in total Series A preferred stock issuances on the consolidated statement of shareholders' equity). In 1998, the Company began working with another financial consultant who was a former director and officer of the Company. Under the agreement, the Company issued 50,000 shares of common stock to the consultant. The Company recorded consulting expense for the shares issued based on the market value of the common stock.

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

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

6.   Income taxes (continued):

     The provision benefit for income taxes for the years ended December 31, 1998 and 1997 consists of the following:

                                               1998                 1997
                                        -----------------     -----------------
       Current:
         Federal                        $                     $
         State and local
         Foreign                                                       (166,404)
                                        -----------------     -----------------
                                                                       (166,404)
                                        =================     =================
     Deferred:
         Federal                               (1,089,000)           (1,345,000)
         State and local                         (108,000)             (219,000)
         Foreign                                                       (120,000)
                                        -----------------     -----------------
                                               (1,197,000)           (1,684,000)
                                        -----------------     -----------------
     Change in valuation allowance
       for deferred tax assets                  1,197,000             1,684,000
                                        -----------------     -----------------
       Income tax benefit               $                     $        (166,404)
                                        =================     =================

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31, 1998 and 1997 is as follows:

                                                       1998            1997
                                                   ------------    ------------
       Statutory income tax benefit                       (34%)           (34%)
       Deferred income tax valuation allowance             35%             28%
       Other                                               (1%)             3%
                                                   ------------    ------------
                                                                           (3%)
                                                   ============    ============

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

6.   Income taxes (continued):

     The following is a summary of the Company's deferred tax assets and liabilities at December 31, 1998:

       Deferred tax assets:
         Net operating loss carryforward                     $       4,012,000
         Intangible assets                                             492,000
         Accounts receivable                                            94,000
                                                             -----------------
         Inventories                                                 4,598,000

       Valuation allowance for deferred tax assets                  (4,598,000)
                                                             -----------------
                                                             $               0
                                                             =================

     Net operating loss carryforwards of approximately $10,700,000 are available to offset future taxable income, if any, through 2018. The net operating loss carryforwards may be subject to certain restrictions due to the sale of Skate Corp. assets, the IMON merger and other transactions. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

7. Shareholders' equity:

     Series A preferred stock:

     In 1997, the Company  issued  349,214  shares of Series A  preferred  stock
       (including 30,167 to an officer/shareholder) in satisfaction of $1,568,130 of liabilities (including $181,000 due to the officer/shareholder). In 1997, the Company also issued 750,471 shares of Series A preferred stock and 360,000 shares of common stock to its subsidiary in satisfaction of intercompany liabilities, which resulted in an increase in treasury stock of $893,640. The shares were valued based upon the trading price of the Company's common stock, adjusted for the one for three conversion feature of the preferred stock.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

7.   Shareholders' equity (continued):

     Series A preferred stock (continued):

     During 1998, the Company issued 18,500 shares of Series A preferred stock to an officer of the Company. The shares were valued based upon the trading price of the Company's common stock, adjusted for the one for three conversion feature of the preferred stock, and accordingly, the Company recognized an expense of approximately $76,313. During 1998, the Company also issued 167,754 shares of Series A preferred stock in a private placement, in which the Company received $166,653, and the Company issued 41,667 shares of Series A preferred stock in satisfaction of $150,000 of liabilities.

     Each  share  of   outstanding   Series  A   Convertible   Preferred   Stock
       automatically converted to three shares of common stock in July 1998 upon shareholder approval of a recapitalization measure that increased the authorized number of common shares of the Company, from 10,000,000 to 20,000,000. Upon conversion of the Series A Preferred Stock into common stock, there were no Series A Preferred shares outstanding and accordingly all rights for Series A stockholders have been terminated.

     Series B/C preferred stock:

     During 1998,  the Company issued 2,080 shares of Series B and C convertible preferred stock ("Series B/C") for $1,660,026 (net of offering costs) at a price of $1,000 per share. The Series B/C stock is convertible at the option of the holder at any time after 90 days from the closing date, into a number of shares of common stock equal to $1,000 divided by the lower of 65% of the average market price of the common stock for the five trading days immediately prior to the conversion date, or the market price on the day of first closing. During the fourth quarter of 1998, the Company issued 36,790 shares of common stock to the Series B/C shareholders as a penalty for not completing a registration statement within an agreed upon time period. The Company recorded financing fee expense of $48,258 based on the market value of the common shares issued. The registration statement was filed in the fourth quarter of 1998 and the holders of Series B and C convertible preferred stock converted 450 shares into 742,644 shares of common stock of the Company. At December 31, 1998, 1,630 shares of Series B/C remain outstanding.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

7.   Shareholders' equity (continued):

     Series D/E preferred stock:

     In January  1999,  the  Company  with  the   assistance  of  its  financial
       consultant completed private placements whereby the Company received net proceeds of $2,550,000 from accredited investors introduced to the Company by the consultant, for the purchase of 1,500 shares each of Series D and E Convertible Preferred Stock, par value $.01 ("Series D/E") at a price of $1,000 per share. The Series D/E stock is convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to the lower of $1,000 divided by 75% of the average closing bid price of the common stock for the five trading days immediately prior to the conversion date, or 120% of the market price on the day of closing. In connection with the placement of the Series D/E, the Company issued warrants to purchase 300,000 shares of common stock to financial advisors that assisted with placements. One-half of the warrants are exercisable at $7.28063 per share (the market price of the common stock at the date of issuance). All warrants expire in January 2004.

     Unaudited pro forma balance sheet:

     The accompanying consolidated balance sheet includes an unaudited pro forma consolidated balance sheet as of December 31, 1998, that gives effect to the following transactions as if these transactions had been consummated on December 31, 1998:

       a. The receipt of $2,550,000 cash from investors who purchased 3,000 shares of Series D/E preferred stock from the Company as described above. The portion of the proceeds equal to the intrinsic value of the beneficial conversion feature ($1,615,000) has been allocated to capital in excess of par.

       b. The receipt of $90,000 cash from two officers/shareholders of the Company to purchase all of the Company's shares of Skate Corp. common stock as described in Note 4, "Subsequent sale of the Company's investment in Skate Corp." Thus the unaudited pro forma balance sheet reflects the receipt of $90,000 of cash in exchange for the assets and liabilities held for sale, the elimination of the historical Skate Corp. minority interest, the decrease in treasury stock that had been recorded in the historical consolidation, and the

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

7.   Shareholders' equity (continued):

     Unaudited pro forma balance sheet (continued):

           recognition of $44,801 of intercompany accounts payable due to Skate Corp. that had been eliminated in the historical consolidation. The pro forma adjustment does not result in any gain or loss to the Company.

     The unaudited pro forma consolidated balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma consolidated balance sheet does not purport to be indicative of the financial position of the Company had the transactions occurred on December 31, 1998.

     Issuances of common stock:

     During the year ended December 31, 1998, the Company issued 437,593 shares of its common stock at prices from $.70 to $1.72 per share in exchange for the extensions of the maturity date on notes of Skate Corp. The
       Company recognized finance fee expense of $542,902 related to these services. Additionally, the Company issued 50,000 shares of its common stock at $1.375 per share (the market value of the stock on the effective date of issuance) to a consultant who was a former director and officer of the Company. The Company recognized $68,750 of consulting expenses related to this issuance. During the year ended December 31, 1998, 534,200 options and/or warrants were exercised at $1.00 to $1.15 per share, by officers (211,700), consultant (300,000), director (15,000) and an employee (7,500).

     In July 1998, the Company sold 80,000 shares of restricted common stock in a private placement to a third party for $40,000.

     During the year ended December 31, 1998, the Company received proceeds of $400,000 cash from investors who acquired 500,000 shares of restricted common stock from the Company.

     In 1998, the Company  issued 316,256 shares of common stock in satisfaction of $288,826 of liabilities. In 1997, the Company issued 865,225 shares of common stock (including 299,633 to officers/shareholders) in satisfaction of $1,171,656 of liabilities (including $493,995 due to the officers/shareholders). The shares were valued at the trading price of the Company's common stock.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

7.   Shareholders' equity (continued):

     Issuance of stock to Skate Corp.:

     During the year  ended  December  31,  1998,  the  Company  issued  245,520 treasury shares owned by Skate Corp. with a carrying value of $84,017 in satisfaction of $245,520 of Skate Corp. liabilities held for sale. As a result of this transaction, the treasury stock balance has been reduced by $84,017.

     During December 1998, Skate Corp. sold 84,212 treasury shares with a carrying value of $28,724 for cash of $178,979. As a result of this sale the carrying value of treasury stock has been reduced by $28,724 and capital in excess of par was increased by $150,255.

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

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

7.   Shareholders' equity (continued):

     Stock options (continued):

     In 1997, the Company granted options to purchase 150,000 shares of common stock to non-employees for services provided to the Company. General and administrative expense was charged $42,500.

     A summary of the status of the Company's stock options and weighted average exercise prices is as follows:

                         1994 Plan              Other                Total
                     ----------------------------------------------------------
                      Shares    Price     Shares     Price     Shares     Price
                     ----------------------------------------------------------
Outstanding,
 January 1, 1997      20,000    $2.50                           20,000    $2.50

Granted              130,000    $1.00     150,000    $0.83     280,000    $0.95

Exercised            (22,500)   $1.00     (30,000)   $1.00     (52,500)   $1.00
                     -------    -----   ---------    -----   ---------    -----

Outstanding,
 December 31, 1997   127,500    $1.24     120,000    $0.89     247,500    $1.07

Canceled             (20,000)   $2.50    (100,000)   $0.88    (120,000)   $1.15

Granted               49,500    $1.00   1,100,000    $2.22   1,149,500    $2.17

Exercised           (157,000)   $1.00                         (157,000)   $1.00
                     -------    -----   ---------    -----   ---------    -----

Outstanding,
 December 31, 1998         0            1,120,000    $2.20   1,120,000    $2.20
                     =======    =====   =========    =====   =========    =====

     The 1994 Plan options expire from 1999 through 2003. The other options expire from 2000 through 2002.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

7.   Shareholders' equity (continued):

     Stock options (continued):

     Had compensation cost for the 1994 options granted in 1997 and 1998 been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would not have been materially different from that reported.

     Warrants:

     The Company has outstanding warrants to purchase 1,990,000 shares of common stock at $1.00 per share that expire in June 1999 (the "Warrants"). The Company also has outstanding warrants to purchase 120,000 Warrants at $0.30 per Warrant that expire in June 1999.

     In 1997, the exercise price of warrants to purchase 500,000 shares of the Company's common stock that had been granted to two officers/shareholders of the Company were reduced from $2.38 per share to $1.00 per share (which approximated fair value). These warrants expire from 2002 through 2003.

     The Company also has outstanding warrants to purchase 58,331 shares of common stock at $4.81 per share that expire in 2000.

8.   Extraordinary item:

     The Company  recognized an extraordinary gain of $383,705 in 1997 (of which
       $149,000 related to debt due to officer/shareholder) from the extinguishment of debt for amounts less than the carrying value of the liabilities.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

9.   Foreign operations and export sales:

     Information about the Company's operations in the United States and Canada for the year ended December 31, 1997 are as follows:

                                 United                              Combined
                                 States       Canada   Eliminations   total
                               -----------  ---------- ------------ -----------
         Sales to unaffiliated
           customers           $ 5,494,000  $3,594,000              $ 9,088,000
         Intercompany sales                    740,000  $(740,000)
                               -----------  ----------  ---------   -----------
         Net sales             $ 5,494,000  $4,334,000  $(740,000)  $ 9,088,000
                               ===========  ==========  =========   ===========

         Loss from operations  $(3,650,000) $ (418,000) $  (7,000)  $(4,075,000)
                               ===========  ==========  =========   ===========

     During the year ended December 31, 1997 sales by geographic regions were as follows:

         Europe and other                              $       1,395,330
         Canada                                                3,185,923
         Japan                                                   101,595
                                                       -----------------
                Total exports                                  4,682,848

         USA sales                                             4,404,919
                                                       -----------------
                Total sales                            $       9,087,767
                                                       =================

10.  Merger agreement:

     On January 20, 1999, the Company, through ImaginOn Acquisition Corp., a newly formed, wholly owned subsidiary of the Company, completed a merger with ImaginOn.com, Inc. of San Carlos, California ("IMON"), a privately held company. IMON, formed in March 1996, designs, manufactures and sells consumer software products for Internet users. At closing, IMON's shareholders received approximately 60% of the post merger issued and outstanding common stock of the Company (21,248,665 shares) in exchange for their IMON common stock.

                         IMAGINON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

10.  Merger agreement (continued)

     The Company filed a proxy statement relating to the transaction in November
       1998 that includes financial statements of IMON, unaudited pro forma financial information reflecting the merger, and other information about IMON and the merger. The merger transaction was approved in December 1998 by the boards of directors of both companies and was also approved by the Company's shareholders. The merger transaction was consummated on January 20, 1999. During 1998, the Company advanced ImaginOn $1,433,269 at 9% interest. This amount, plus interest receivable of $43,948, is classified as notes receivable, related party on the consolidated balance sheet.


     On March 8, 1999,  the  Company  acquired  Network  Specialists,  Inc.,  an internet service provider for $230,000 cash and approximately 260,000 shares of the Company's common stock.