Form 10QSB
period 1999-03-31
IMAGINON INC /DE/
filed 1999-05-20
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

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

                1313 Laurel Street, Suite 1, San Carlos, CA 94070
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (650) 596-9300
               ---------------------------------------------------
               (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,694,081 common shares, par value $.01 per share, outstanding at May 12, 1999.

Transitional Small Business Disclosure Format (Check One) YES [ ]  NO [X]

                   Page 1 of ___ total pages on this document.

                                 IMAGINON, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1999
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets:
       Cash ....................................................    $ 2,559,099
       Accounts receivable, less allowance for
        doubtful accounts of $3,000 ............................         36,505
       Inventory ...............................................          7,070
       Prepaid expenses and other ..............................         91,833
                                                                    -----------
                      Total current assets .....................      2,694,507
                                                                    -----------
Furniture and equipment, net of accumulated
 depreciation of $515,361 ......................................        124,220
                                                                    -----------
Other assets, net of accumulated
 amortization of $52,440:
       Goodwill ................................................      1,570,260
       Trademark and license costs .............................         81,251
       Other ...................................................          4,400
                                                                    -----------
                                                                      1,655,911
                                                                    -----------
                                                                    $ 4,474,638
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
       Accounts payable and accrued expenses ...................    $   691,113
       Other ...................................................         32,761
                                                                    -----------
                Total liabilities (all current) ................        723,874
                                                                    -----------
Shareholders' equity (Note 5):
       Preferred stock, Series D/E, $0.01 par value;
         authorized 5,000,000 shares, issued 3,000 .............      2,403,333
       Common stock, $0.01 par value; authorized
           50,000,000 shares; issued 38,176,552 ................        381,766
       Warrants ................................................        487,719
       Capital in excess of par ................................      5,280,867
       Deficit accumulated during the development stage ........     (4,802,921)
                                                                    -----------
                      Total shareholders' equity ...............      3,750,764
                                                                    -----------
                                                                    $ 4,474,638
                                                                    ===========

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                          INCEPTION) TO MARCH 31, 1999
                                   (UNAUDITED)

                                                                                 Cumulative
                                                                                Period from
                                                     Three months ended        March 29, 1996
                                                          March 31,           (date of incep-
                                                ----------------------------   tion) to March
                                                    1999            1998          31, 1999
                                                ------------    ------------    ------------
Revenues ....................................   $     13,701    $         45    $     19,246

Cost of revenues ............................         11,232                          12,296
                                                ------------    ------------    ------------

Gross profit ................................          2,469              45           6,950

Operating expenses:
       Research and development .............        302,888         176,695       2,106,178
       Selling expense ......................        819,688         186,199       1,469,623
       General and administrative expense ...        537,451          77,451       1,009,699
                                                ------------    ------------    ------------
                                                   1,660,027         440,345       4,585,500
                                                ------------    ------------    ------------

Loss from operations ........................     (1,657,558)       (440,300)     (4,578,550)
                                                ------------    ------------    ------------

Other expenses (income):
       Interest expense .....................         81,500           6,393         236,190
       Interest income ......................         (5,615)                         (5,925)
       Other income .........................        (12,142)                         (5,894)
                                                ------------    ------------    ------------
                                                      63,743           6,393         224,371
                                                ------------    ------------    ------------

Net loss ....................................     (1,721,301)       (446,693)     (4,802,921)

Amortization of discount on preferred stock .       (833,333)                       (833,333)
                                                ------------    ------------    ------------

Net loss applicable to common shareholders      $ (2,554,634)   $   (446,693)   $ (5,636,254)
                                                ============    ============    ============


Loss per share ..............................   $       (.08)   $       (.02)           (.33)
                                                ============    ============    ============

Weighted average number of shares outstanding     32,593,577      20,420,816      17,064,014
                                                ============    ============    ============

                See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO MARCH 31, 1999
                                   (UNAUDITED)

                                                                        Series D and E
                                                                          convertible
                                            Common stock                preferred stock
                                     --------------------------    --------------------------
                                       Shares          Amount        Shares          Amount
                                     -----------    -----------    -----------    -----------
Issuance of common stock
for services .....................     9,033,332    $    90,333

Net loss
                                     -----------    -----------    -----------    -----------

Balances, December 31, 1996 ......     9,033,332         90,333

Issuance of common stock for cash,
net of issuance costs of $49,686 .    10,073,067        100,731

Issuance of common stock to
employees in exchange for earned
bonuses ..........................        67,750            678

Exercise of common stock
warrants for cash ................       121,950          1,220

Exercise of common stock warrants
in exchange for note payable .....       154,573          1,546

Issuance of warrants to purchase
shares of common stock, net

Net loss
                                     -----------    -----------    -----------    -----------

Balances, December 31, 1997 ......    19,450,673        194,508

Issuance of common stock and
warrants for cash in January 1998,
net of issuance cost of $348,438 .     1,138,200         11,382

Issuance of common stock to
employees in exchange for earned
bonuses ..........................       135,500          1,355

Issuance of common stock in
exchange for accounts payable ....        23,742            237

Repurchase of common stock .......      (542,000)        (5,420)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO MARCH 31, 1999
                                   (UNAUDITED)

                                                                     Deficit
                                                                   Accumulated
                                                      Capital      during the       Total
                                                     In excess     development    shareholders'
                                      Warrants         of par         stage         equity
                                     -----------    -----------    -----------    -----------
Issuance of common stock
for services .....................                  $   (87,000)                  $     3,333

Net loss .........................                                 $  (394,906)      (394,906)
                                     -----------    -----------    -----------    -----------

Balances, December 31, 1996 ......                      (87,000)      (394,906)      (391,573)

Issuance of common stock for cash,
net of issuance costs of $49,686 .                      601,833                       702,564

Issuance of common stock to
employees in exchange for earned
bonuses ..........................                        3,072                         3,750

Exercise of common stock
warrants for cash ................                        5,530                         6,750

Exercise of common stock warrants
in exchange for note payable .....                        7,010                         8,556

Issuance of warrants to purchase
shares of common stock, net.......   $    72,158                                       72,158

Net loss .........................                                    (946,512)      (946,512)
                                     -----------    -----------    -----------    -----------

Balances, December 31, 1997 ......        72,158        530,445     (1,341,418)      (544,307)

Issuance of common stock and
warrants for cash net of
issuance cost of $348,438.........       313,353        165,180                       489,915

Issuance of common stock to
employees in exchange for earned
bonuses ..........................                       61,145                        62,500

Issuance of common stock in
exchange for accounts payable ....                       10,714                        10,951

Repurchase of common stock .......                     (119,580)                     (125,000)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO MARCH 31, 1999
                                   (UNAUDITED)

                                                                        Series D and E
                                                                          convertible
                                            Common stock                preferred stock
                                     --------------------------    --------------------------
                                       Shares          Amount        Shares          Amount
                                     -----------    -----------    -----------    -----------
Issuance of warrants to purchase
shares of common stock in connect-
ion  with the issuance of a bridge
financing

Issuance of 6,289 options to a
consultant

Net loss
                                     -----------    -----------    -----------    -----------

Balances, December 31, 1998 ......    20,206,115    $   202,062

Exercise of 1,531,150 warrants at
exercise prices between $.065 and
$.46 (Note 5).....................     1,531,150         15,311

Shares issued in
acquisition (Note 2)..............    16,000,602        160,006          3,000    $ 1,570,000

Issuance of 102,000 shares to
employees (Note 5)................       102,000          1,020

Issuance of 260,000 shares of
common stock in connection with
acquisition (Note 3)..............       260,000          2,600

Issuance of 76,685 shares of
common stock in exchange for
cashless conversion of
100,620 warrants to purchase
common stock (Note 5).............        76,685            767

Amortization of Series D and E
preferred stock (note 5)..........                                                    833,333

Net loss
                                     -----------    -----------    -----------    -----------

Balances, March 31, 1999 .........    38,176,552    $   381,766          3,000    $ 2,403,333
                                     ===========    ===========    ===========    ===========

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO MARCH 31, 1999
                                   (UNAUDITED)

                                                                     Deficit
                                                                   Accumulated
                                                      Capital      during the       Total
                                                     In excess     development    shareholders'
                                      Warrants         of par         stage         equity
                                     -----------    -----------    -----------    -----------
Issuance of warrants to purchase
shares of common stock in connec-
tion with the issuance of a bridge
financing ........................        12,398                                       12,398

Issuance of 6,289 options to a
consultant .......................                        1,987                         1,987

Net loss .........................                                  (1,740,202)    (1,740,202)
                                     -----------    -----------    -----------    -----------

Balances, December 31, 1998 ......       397,909        649,891     (3,081,620)    (1,831,758)

Exercise of 1,531,150 warrants at
exercise prices between $.065 and
$.46  (Note 5)....................      (304,390)       879,829                       590,750

Shares issued in
acquisition (Note 2) .............       394,200      2,574,915                     4,699,121


Issuance of 102,000 shares to
employees (Note 5)................                      611,012                       612,032

Issuance of 260,000 shares of
common stock in connection with
acquisition (Note 3) .............                    1,399,320                     1,401,920

Issuance of 76,685 shares of
common stock in exchange for
cashless conversion of 100,620
warrants to purchase common
stock (Note 5)....................                         (767)

Amortization of Series D and E
preferred stock (note 5)..........                     (833,333)

Net loss .........................                                  (1,721,301)    (1,721,301)
                                     -----------    -----------    -----------    -----------
Balances, March 31, 1999 .........   $   487,719    $ 5,280,867    $(4,802,921)   $ 3,750,764
                                     ===========    ===========    ===========    ===========

                         IMAGINON, INC. AND SUBSIDIARIES
                      ( A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                          INCEPTION) TO MARCH 31, 1999

                                   (UNAUDITED)

                                                                                                Cumulative
                                                                                                Period from
                                                                      Three months ended       March 29, 1996
                                                                           March 31,          (date of incep-
                                                                 ----------------------------  tion) to March
                                                                     1999            1998         31, 1999
                                                                 ------------    -----------    -----------
Cash flows from operating activities:
     Net loss .................................................   $(1,721,301)   $  (446,693    $(4,802,921)
                                                                 ------------    -----------    -----------
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization ..........................        40,000          3,720         65,335
       Interest expense for issuance of notes payable .........                       12,398         77,942
       Expense incurred upon issuance
         of common stock ......................................       612,032         73,451        694,553
       Changes in operating assets and liabilities net of
         of effects of business acquisition
         Accounts receivable ..................................       (30,265)                      (30,265)
         Inventories ..........................................        (7,070)        (1,475)        (7,070)
         Prepaid expenses and other ...........................       (70,198)           828        (87,756)
         Accounts payable and accrued expenses ................       264,892        (45,168)       646,124
                                                                 ------------    -----------    -----------
       Total adjustments ......................................       809,391         43,754      1,358,863
                                                                 ------------    -----------    -----------
Net cash used in operating activities .........................      (911,910)      (402,939)    (3,444,058)
                                                                 ------------    -----------    -----------
Cash flows from investing activities:
     Cash paid on business acquisition, net of
       cash acquired ..........................................      (212,548)                     (212,548)
     Capital expenditures .....................................       (17,617)                      (54,763)
                                                                 ------------    -----------    -----------
Net cash used in investing activities .........................      (230,165)                     (267,311)
                                                                 ------------    -----------    -----------
Cash flows from financing activities:
     Bank overdraft ...........................................                       (1,587)
     Proceeds from notes payable and advances .................     3,099,550                     4,627,304
     Changes on notes payable .................................                      (85,000)      (153,429)
     Proceeds from issuance of common stock and
       warrants, net ..........................................       590,750        489,915      1,796,593
                                                                 ------------    -----------    -----------
Net cash provided by financing activities .....................     3,690,300        403,328      6,270,468
                                                                 ------------    -----------    -----------
Net increase in cash ..........................................     2,548,225            389      2,559,099
Cash, beginning ...............................................        10,874
                                                                 ------------    -----------    -----------
Cash, ending ..................................................   $ 2,559,099    $       389    $ 2,559,099
                                                                 ============    ===========    ===========

                                                                     (Continued)
See notes to consolidated financial statements

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                          INCEPTION) TO MARCH 31, 1999
                                   (UNAUDITED)

                                                                                                Cumulative
                                                                                                Period from
                                                                      Three months ended       March 29, 1996
                                                                           March 31,          (date of incep-
                                                                 ----------------------------  tion) to March
                                                                     1999            1998         31, 1999
                                                                 ------------    -----------    -----------
Supplemental disclosure of
  cash flow information:
     Cash paid for interest ...................................  $               $              $    18,351
                                                                 ============    ===========    ===========
     Cash paid for taxes ......................................  $               $              $     3,593
                                                                 ============    ===========    ===========


Supplemental disclosure of non-cash investing and financing activities:

     Purchase of Network Specialists, Inc., net
       of cash acquired:
       Fair value of assets acquired ..........................  $    115,000                   $   115,000
       Intangible assets ......................................     1,600,000                     1,600,000
       Liabilities assumed ....................................      (100,000)                     (100,000)
       Fair value of assets exchanged .........................    (1,402,000)                   (1,402,000)
                                                                 ------------    -----------    -----------
       Cash paid, net of cash acquired                           $    213,000    $              $   213,000
                                                                 ============    ===========    ===========

     Issuance of warrants to purchase common stock ............  $               $   313,353    $   397,909
                                                                 ============    ===========    ===========

     Exercise of common stock warrants in exchange
      for note payable ........................................  $               $              $     8,556
                                                                 ============    ===========    ===========
     Conversion of warrants for shares of common
       stock ..................................................  $        767    $              $       767
                                                                 ============    ===========    ===========
     Common stock issued in connection
       with the merger between the Company and
       ImaginOn.com ...........................................  $  4,699,121    $              $ 4,699,121
                                                                 ============    ===========    ===========

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

1.   The interim financial statements:

     The interim financial statements have been prepared by Imaginon,  Inc. (the
       "Company" formerly known as California Pro Sports, Inc.) and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. The financial statements presented are those of the surviving entity from the merger (see Note 2). It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1998 Annual Report on Form 10-KSB and the Company's proxy statement dated December 10, 1998, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

2.   Organization and merger:

     On January 20, 1999, the Company,  through  ImaginOn  Acquisition  Corp., a wholly owned subsidiary of the Company, completed a merger with ImaginOn.com, Inc. of San Carlos, California (formerly known as ImaginOn, Inc., "IMON") a privately held company. IMON, formed in March 1996, designs, manufactures and sells consumer software products for Internet users. At closing, IMON's shareholders received approximately 60% of the outstanding post-merger common stock of the Company (20,206,115 shares) in exchange for their IMON common stock. The transaction has been recorded as an acquisition of ImaginOn, Inc. by IMON and a recapitalization of IMON. The accompanying consolidated financial statements include the accounts of ImaginOn, Inc., and its subsidiaries, ImaginOn Acquisition Corp., IMON, and Network Specialists, Inc. (Note 3). The Company is in the development stage and since inception has devoted substantially all of its efforts to product research and development, raising capital and recruiting personnel.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

3.   Business acquisition:

     On March 8, 1999, the Company acquired Network Specialists, Inc. ("INOW" or
       "Network"), an internet service provider for $230,000 cash and 260,000 shares of the Company's common stock. The acquisition was accounted for as a purchase and the results of operations of INOW are included in the Company's consolidated statement of operations from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $1,600,000 which is being amortized by the use of the straight-line method over three years.

     The following unaudited pro forma financial information for the three months ended March 31, 1998 and 1999 give effect to the acquisition as if it had occurred effective at the beginning of each respective period.

                                                        Period ended March 31,
                                                      -------------------------
                                                          1999         1998
                                                      -----------   -----------
           Revenue                                    $    79,747   $    97,814
           Net loss                                   $(1,829,794)  $(1,028,918)
           Net loss applicable to common shareholders $(2,663,127)  $(1,028,918)
           Loss per share                             $     (0.08)  $     (0.05)
           Shares used in per share calculation        32,784,244    20,680,816

     The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisition had been in effect during the period covered or any future results which may in fact be realized.

4.   Sale of the Company's investment in USA Skate Corporation:

     In 1998,two former officers/shareholders of the Company agreed to purchase all of the shares of USA Skate Corporation (a subsidiary of the Company through January 1999) that were owned by the Company for $90,000. The purchase price was based on the net book value of the Company's investment in Skate Corp. at the time of the agreement. The sale of Skate Corp. was completed and the Company received the $90,000 in January 1999. The transaction did not result in any gain or loss to the Company.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity:

     Issuance of common stock prior to the January 20, 1999 merger:

     At December 31, 1998, ImaginOn,  Inc. had 13,434,731 shares of common stock outstanding and 1,630 shares of Series B and C ("Series B/C") convertible preferred stock outstanding. In January 1999, prior to the merger, these preferred shares were converted into 1,879,626 shares of common stock. In January 1999, an additional 39,845 shares of common stock were issued to the Series B/C shareholders as a penalty for not completing a registration statement within an agreed upon time period. The Company recorded an expense of $81,500 based upon the market value of the shares issued.

     In January 1999, the Company issued 125,000 shares of common stock to a consultant to the Company for introducing accredited investors to the Company who purchased $5,000,000 of Series B/C and D/E convertible preferred stock.

     The Company issued 521,400 shares of common stock in connection with the exercise of 521,400 options. The Company received $521,400 in connection with the exercise at prices ranging from $.75 to $1.25 per share.

     As a result of these transactions, ImaginOn, Inc. had 16,000,602 shares of common stock outstanding at the date of the merger with IMON.

     Issuance of common stock subsequent to the January 20, 1999 merger:

     In the quarter ended March 31, 1999 the Company issued 1,531,150 shares of common stock upon the exercise of 1,531,150 options at prices from $.05 to $.46. The total proceeds the Company received was $590,750.

     For the quarter ended March 31, 1999, the Company issued 102,000 shares of common stock as bonuses given to new employees. In connection with these issuances, the Company recognized $612,032 of expenses included in the financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Issuance  of  common  stock  subsequent  to the  January  20,  1999  merger
       (continued):

     The Company  issued 260,000  shares to the former  shareholders  of Network
       Specialists,   Inc.  in  connection   with  the  acquisition  of  Network
       Specialists, Inc.

     The Company issued 76,685 shares of common stock in exchange for the exercise of 100,620 warrants. The warrant holders utilized a cashless exercise provision included in their agreement.

     Series D/E preferred stock:

     In January 1999 prior to the merger, the Company, with the assistance of its financial consultant, completed private placements whereby the Company received net proceeds of $2,570,000 from accredited investors introduced to the Company by the consultant, for the purchase of 1,500 shares each of Series D and E convertible preferred stock par value $.01 ("Series D/E") at a price of $1,000 per share. The Series D/E stock is convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to the lower of $1,000 divided by 75% of the average closing bid price of the common stock for the five trading days immediately prior to the conversion date, or 120% of the market price on the day of closing. In connection with the placement of the Series D/E, the Company issued warrants to purchase 300,000 shares of common stock to financial advisors that assisted with placements. The warrants are exercisable at $7.28063 per share (120% of the market price as defined in the agreement, of the common stock at the date of issuance). All warrants expire in January 2004.

     The  conversion  feature  was "in  the  money"  at the  date  of  issue  (a
       "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At March 31, 1999, $833,333 has been amortized to preferred stock for the period beginning from the date of issuance.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Series F convertible preferred stock:

     In May 1999 the Company issued 4,000 shares of 12% Series F convertible preferred stock for $3,730,000 (net of offering costs) at $1,000 per share. The Series F is convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion is sent by the preferred shareholders. Additionally 122,553 warrants were issued to purchase common stock with an exercise price of the warrants equal to the lesser of 110% of the closing bid price of the common stock on the closing date, or 100% of the closing bid price of the common stock on the date the convertible preferred shares are redeemed, or 100% of the closing bid price of the common stock on the first trading day after the Company has filed a registration statement covering the shares of common stock underlying the warrants.

     The Company notified the Series D and E convertible preferred shareholders on May 6, 1999 that the Company will redeem all of the remaining shares (2,510) of Series D and E convertible preferred stock on May 21, 1999. The principal amount required to redeem the Series D/E preferred stock is $3,012,000.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report may contain certain "Forward-Looking Statements" as such term is defined in the private securities litigation reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant's expectations or beliefs, including but not limited to, statements concerning the registrant's operations, economic performance, financial condition, growth and acquisition strategies, investments, and operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "May" , "Will", "Expect", "Believe", "Anticipate", "Intent", "Could", "Estimate", "Might" or "Continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the registrant's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and other Registrant filings with the Securities and Exchange Commission.

OVERVIEW

On January 20, 1999 ImaginOn, Inc. ("ImaginOn", the "Company", or the "Registrant", formerly known as California Pro Sports, Inc.) through ImaginOn Acquisition Corp., a wholly owned subsidiary of the Company, completed a merger with ImaginOn.com, Inc. of San Carlos, California ("IMON" formerly known as ImaginOn, Inc.). The Registrant is a public company. The merger was recorded as an acquisition of ImaginOn, Inc. by IMON and a recapitalization of IMON. ImaginOn, Inc. has two operating units, ImaginOn.com and INOW, Inc., both California corporations. Accordingly, historical financial statements presented are those of the Company

IMON was formed in March 1996, and designs, manufactures and sells: (I) consumer software products for the CD/DVD-ROM market and (ii) a research tool for internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. IMON was granted a U.S. patent on May 18, 1999 for its "TDPP" technology.

As part of the Company's continuing transition from developmental to commercial operations, the Company on March 4, 1999 announced the appointment of two outside members to its Board of Directors. Dennis Allison of Stanford University Computer Systems Laboratory and VTEL Corporation Engineering Director Jim Polizotto. The appointment of outside Board members comes at a time when the Company has brought its first three products, WebZinger, WorldCities 2000 and sellONstream to market. These products are trademarks of ImaginOn.com and are also protected under a U.S. Patent and a U.S. Patent Pending. IMON, which as recently as last November employed only five full time staff, has now grown to a team of 28 people; engineers, managers, software developers, administrators, consultants, and contractors, including staff recently hired from INOW, the Internet service provider.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

PRODUCTS

ImaginOn's core technology, TDPP, has enabled the creation of a new class of business and consumer products; a hybrid of local and remote database content with seamless real-time access to video, audio, graphics and text. ImaginOn has designed eleven software tools based on TDPP. The first software title "World Cities 2000(TM) San Francisco," an interactive travelogue, is complete. The WebZinger(TM) family of Internet Research Assistant software was the first product line created with ImaginOn tools. WebZinger is "The Research Engine" that autonomously locates desired information on the Web, downloads it, formats it and saves it. Images and text formatted by WebZinger play back slideshow-style from the hard disk drive. Whenever more detailed information is desired, one mouse click opens ImaginOn's built-in browser.

WebZinger is being marketed via electronic downloads from multiple Websites by distributors who specialize in that channel. ImaginOn has entered into a co-marketing arrangement with AT&T whereby the WebZinger CD includes the built-in option of using AT&T WorldNet as an Internet service provider. WebZinger can also be purchased through Beyond.com, NetSales, Software Buyline and Software Unboxed. Additionally, co-marketing arrangements are under negotiation with other leading software providers.

WorldCities 2000 San Francisco is a unique "hybrid" format title that combines high-bandwidth television quality video with a built-in browser and instant access to more than 1000 live San Francisco area Web sites. Three other cities are currently in production, New York, Paris, and London. Unlike any travel CD-ROM, WorldCities 2000 San Francisco literally puts you in the driver's seat and then sends you off in a video trip though the streets of San Francisco. Drive in real time; set your own direction as you travel and go online at any time to more than 1000 live Web sites covering landmarks, entertainment, restaurants, shopping, museums, and hotels. WorldCities 2000 San Francisco, and the future city-based titles that will be added to the product line may forever change the way travelers plan their business trips and vacations.

The Microsoft Windows based set of three CDs features over 140 minutes of original footage of the city and is available now for immediate delivery for $49.95. WorldCities Lite, a single CD for $14.95 is also available from the ImaginOn e-commerce on-line store at www.imaginon.com.

ImaginOn is offering sellONstream(TM) video e-commerce solutions to business for increasing sales on the Internet. The sellONstream CD's combine broadcast quality video presentations of products and fully integrated website linkage within a branded window. Anytime the viewer wants to buy what they see in the video, or get more product information, a mouse click brings up the appropriate web page. The "Trashy Lingerie CD" is one example, enabling purchasing any lingerie outfit you see just by clicking your mouse once to go shopping online.

Another sellONstream video e-commerce technology licensee is Times Mirror Publishing. The agreement with GOLF MAGAZINE and Senior Golfer magazine marks the first time ImaginOn's sellONstream e- commerce technology will be used in the publishing field. ImaginOn will work with GOLF MAGAZINE and Senior Golfer Magazine to create specially themed CD-ROMs that contain television quality video footage of leading golf destinations, golf resorts and golf schools, with each video linked to each advertiser's Web site. As planned, users will simply insert the CD-ROM into their personal computer, sit back and watch the show and, at any time in the course of the playback, click on to a Web site. Once they do so, they will be connected directly to the advertiser's site, where they can obtain more information, plan a golf vacation or meeting or enroll in a golf school. The exclusive GOLF MAGAZINE and Senior Golf magazine branded CD-ROMs, which will be promoted inside the pages of each magazine with special ads, will be made available free to readers who pay only shipping and handling.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto.

The following table sets forth certain operating data of the Company for the period as indicated below.

                                                         Quarter ended
                                                  March 31,          March 31,
                                                     1999              1998
                                                 -----------        -----------

         Net revenues                            $    13,701        $        45
         Gross profit                                  2,469                 45
         Research and development                    302,888            176,695
         Sales and marketing                         819,688            186,199
         General administrative                      537,451             77,451

         Net loss                                 (1,721,301)          (446,693)

Quarters ended March 31, 1999 and March 31, 1998

NET REVENUES

Consolidated net revenues increased by $13,656 for the three months ended March 31, 1999 from $45 for the three months ended March 31, 1998. Of the increase, $10,691 is related to including revenues from INOW, acquired on March 8, 1999. The remainder of the increase was the beginning of actual sales of ImaginOn's products of the World Cities 2000 and WebZinger. Prior sales of WebZinger products were for research and development and did not reflect revenues.

GROSS PROFIT

Consolidated gross profit increased by $2,424 for the three months ended March 31, 1999 from $45 for the three months ended March 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $126,193 for the three months ended March 31, 1999 from $176,695 for the three months ended March 31, 1998. The increase was primarily attributable to a one time expense related to stock signing bonuses of $157,344 to new personnel in the software and video production departments.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

SALES AND MARKETING EXPENSES

Sales and marketing expenses were $819,688 for the three months ended March 31, 1999, compared to $186,199 for the three months ended March 31, 1998 representing an increase of $633,489. Of this increase, $454,688 was a one time expense related to a stock signing bonus given to a newly hired employee. Other increases were $155,625 for additional staff of ImaginOn, $45,000 for additional consulting, an increase of $11,953 for public relations due to becoming a public company and an increase by $11,223 due to five trade shows and conferences attended versus one in first quarter 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the period ended March 31, 1999 increased to $537,451 from $77,451 for the three months ended March 31, 1998. Increase is due to several professional outside services such as legal and accounting. Legal costs for first quarter 1999 were approximately $208,000. This included fees for acquisitions, filing services, reports, stock and equity documents and other general corporate legal services. Accounting and financial costs of nearly $31,000 for public accountants for auditing, reviews, and consultations of all related mergers and acquisitions. Rent increased by $8,390 compared to the first quarter of 1998 due to expansion and growth. General office supplies, equipment, furniture and insurance in total increased nearly $17,752 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

INTEREST EXPENSE, NET

Interest expense increased to approximately $81,500 for the three months ended March 31, 1999 compared to March 31, 1998. This increase was due to additional interest incurred on the Company's Series B and C convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $1,970,631 compared to $807,733 at December 31, 1998. The increase is working capital primarily related to the sale of 3,000 shares of Series D/E convertible preferred stock at $1,000 per share for net proceeds of approximately $2,570,000. Additionally, approximately $590,000 was received from the exercise of warrants and options.

In May 1999, the Company issued 4,000 shares of Series F 12% convertible preferred stock for net proceeds of approximately $3,730,000 approximately $3,040,000 of the proceeds will be utilized to redeem the outstanding shares of Series D/E convertible preferred stock.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

ACQUISITION OR DISPOSITION OF ASSETS.

On March 8, 1999, Network Specialists, Inc. ("Network") was merged with and into INOW, a subsidiary of the Company. In the merger, INOW succeeded to all of the assets, liabilities, rights and obligations of Network, and 260,000 shares of the Company's Common Stock was issued and $230,000 was paid for the outstanding shares of Network Common Stock. The shares were not registered. The Company has or will pay the cash portion of the merger consideration from its own funds. The principal shareholders of Network were William Claren and Ibrahim Matar.

Network was an Internet service provider. The Company expects that such business will be continued by INOW using the assets acquired in the merger. The assets acquired principally consisted of working capital, computers and other equipment, and intangibles, such as intellectual property and contract rights. Founded in 1993, INOW Internet Services offers reliable, high speed and fault-tolerant Internet connections. INOW, which now operates as a wholly-owned subsidiary of ImaginOn, primarily operates in the San Francisco Bay Area, yet through business alliances has the capacity to serve clients throughout the U.S.A. INOW's offerings include server co-location, high-speed business Internet connectivity, as well as nationwide secure e-commerce Web hosting. As of the end of 1998, INOW had about 800 clients and annual revenues of approximately $400,000, with income before taxes of approximately $63,000. INOW founder Abe Matar has started in his new position as ImaginOn's Vice President of Network Operations.

WorldCities 2000, sellONstream, and WebZinger are trademarks of ImaginOn.com and are also protected under a U.S. Patent and a U.S. Patent pending.

                                     PART II
                                OTHER INFORMATION

Item 2 Changes in securities.

a.     N/A
b.     N/A
c. During the three month period covered by the report, the Registrant issued the following securities:

       From February 23, 1999 through March 11, 1999 the Registrant issued 76,685 shares of its common stock in exchange upon cashless exercise of 100,620 warrants. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

       On February 15, 1999 the Registrant issued 3,000 shares of its common stock to an employee. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

       On March 1, 1999 the Registrant issued 75,000 shares of its common stock to an employee. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

       On March 2, 1999 the Registrant issued 20,000 shares of its common stock to an employee. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

       On March 8, 1999, the Registrant issued 260,000 shares of its common stock in connection with the acquisition of Network Specialists, Inc.

       On March 16, 1999 the Registrant issued 1,000 shares of its common stock to an employee. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

       On March 31, 1999 the Registrant issued 3,000 shares of its common stock to an employee. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

       Item 4     Submission of matters to a vote of security holders

                  NONE

       Item 5     Other information

                  NONE

       Item 6     Exhibits and reports on Form 8-K

                  (3)(I) Certificate of Designations for Series F 12% Convertible Preferred Stock, filed herewith.

                  (10)    1999 Equity Incentive Plan

                  During the three month period covered by this report the Registrant filed the following current reports on Form 8-K:

                         Date                             Item numbers
                         ----------------                 ------------
                         February 3, 1999                          2,7
                         March 23, 1999                            2,7
                         April 5, 1999                             2,7

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       IMAGINON, INC.





Dated:        May 20, 1999             By: /s/ David M. Schwartz
                                           -----------------------------------
                                           David M. Schwartz
                                           President, Chief Executive Officer,
                                           Chief Financial Officer



Dated:        May 20, 1999             By:  /s/ Thompson Chan
                                            ----------------------------------
                                            Thompson Chan
                                            Chief Accounting Officer