Form 10QSB
period 1999-06-30
IMAGINON INC /DE/
filed 1999-08-13
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

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

                                 (650) 596-9300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,873,887 common shares, par value $.01 per share, outstanding at August 12, 1999.

Transitional Small Business Disclosure Format (Check One) YES [ ]    NO [X]

                   Page 1 of 30 total pages on this document.

                                 IMAGINON, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current assets:
     Cash .......................................................   $ 5,174,218
     Accounts receivable, less allowance for
      doubtful accounts of $6,000 ...............................       107,720
     Inventory ..................................................        25,938
     Prepaid expenses and other .................................       105,957
                                                                    -----------

           Total current assets .................................     5,413,833
                                                                    -----------
Furniture and equipment, net of accumulated
 depreciation of $103,821 .......................................       131,117
                                                                    -----------

Other assets, net of accumulated
 amortization of $187,837:
     Goodwill ...................................................     1,436,945
     Trademark and license costs ................................        79,168
     Other ......................................................       141,557
                                                                    -----------
                                                                      1,657,670
                                                                    -----------
                                                                    $ 7,202,620
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable ...........................................   $   242,563
     Accrued expenses ...........................................       664,779
                                                                    -----------
           Total liabilities (all current) ......................       907,342
                                                                    -----------
Shareholders' equity (Note 5):
     Preferred stock, Series D/E/F, $0.01 par value;
       authorized 5,000,000 shares, issued 4,000 ................     3,556,951
     Common stock, $0.01 par value; authorized
       50,000,000 shares; issued 40,873,887 .....................       408,740
     Warrants ...................................................        84,736
     Capital in excess of par ...................................     8,547,540
     Deficit accumulated during the development stage ...........    (6,302,689)
                                                                    -----------
           Total shareholders' equity ...........................     6,295,278
                                                                    -----------
                                                                    $ 7,202,620
                                                                    ===========

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                     Three months ended
                                                          June 30,

                                                    1999            1998
                                                ------------    -------------

Revenues ....................................   $     77,361    $        (19)

Cost of revenues ............................         49,473
                                                ------------    ------------
Gross profit ................................         27,888             (19)
                                                ------------    ------------

Operating expenses:
       Research and development .............        308,787         354,788
       Selling expense ......................        536,776          81,000
       General and administrative expense ...        750,994          34,932
                                                ------------    ------------
                                                   1,596,557         470,720
                                                ------------    ------------
Loss from operations ........................     (1,568,669)       (470,739)
                                                ------------    ------------

Other expenses (income):
       Interest expense .....................                         13,322
       Interest income ......................           (664)
       Other income .........................        (68,237)
                                                ------------    ------------
                                                     (68,901)         13,322
                                                ------------    ------------

Net loss ....................................     (1,499,768)       (484,061)

Amortization of discount on preferred stock .       (248,937)
                                                ------------    ------------

Net loss applicable to common shareholders ..   $ (1,748,705)   $   (484,061)
                                                ============    ============


Loss per share ..............................   $       (.05)   $       (.02)
                                                ============    ============

Weighted average number of shares outstanding     36,700,257      20,748,115
                                                ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                           INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                                 Cumulative
                                                                                 period from
                                                      Six months ended          March 29, 1996
                                                          June 30,             (date of incep-
                                                ----------------------------    tion) to June
                                                    1999            1998          30, 1999
                                                ------------    ------------    ------------
Revenues ....................................   $     91,062    $         26    $     96,607

Cost of revenues ............................         60,705                          61,769
                                                ------------    ------------    ------------

Gross profit ................................         30,357              26          34,838
                                                ------------    ------------    ------------

Operating expenses:
       Research and development .............        611,675         531,483       2,414,965
       Selling expense ......................      1,356,464         267,199       2,006,399
       General and administrative expense ...      1,288,445         112,383       1,760,693
                                                ------------    ------------    ------------
                                                   3,256,584         911,065       6,182,057
                                                ------------    ------------    ------------

Loss from operations ........................     (3,226,227)       (911,039)     (6,147,219)
                                                ------------    ------------    ------------

Other expenses (income):
       Interest expense .....................         66,500          19,715         236,190
       Interest income ......................         (6,279)                         (6,589)
       Other income .........................        (65,379)                        (74,131)
                                                ------------    ------------    ------------
                                                      (5,158)         19,715         155,470
                                                ------------    ------------    ------------

Net loss ....................................     (3,221,069)       (930,754)     (6,302,689)

Amortization of discount on preferred stock .     (1,082,270)                     (1,082,270)
                                                ------------    ------------    ------------

Net loss applicable to common shareholders ..   $ (4,303,339)   $   (930,754)   $ (7,384,959)
                                                ============    ============    ============


Loss per share ..............................   $       (.12)   $       (.05)   $       (.39)
                                                ============    ============    ============

Weighted average number of shares outstanding     36,053,963      20,585,369      18,780,386
                                                ============    ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                           Series D, E and F
                                                                              convertible
                                             Common stock                   preferred stock
                                     ----------------------------    ----------------------------
                                        Shares          Amount          Shares          Amount
                                     ------------    ------------    ------------    ------------
Issuance of common stock
for services .....................      9,033,332    $     90,333

Net loss
                                     ------------    ------------    ------------    ------------

Balances, December 31, 1996 ......      9,033,332          90,033

Issuance of common stock for cash,
net of issuance costs of $49,686 .     10,073,067         100,731

Issuance of common stock to
employees in exchange for earned
bonuses at $0.15 per share .......         67,750             678

Exercise of common stock
warrants for cash ................        121,950           1,220

Exercise of common stock warrants
in exchange for note payable .....        154,574           1,546

Issuance of warrants to purchase
shares of common stock, net

Net loss
                                     ------------    ------------    ------------    ------------

Balances, December 31, 1997 ......     19,450,673         194,508

Issuance of common stock and
warrants for cash
net of issuance cost of $348,438 .      1,138,200          11,382

Issuance of common stock to
employees in exchange for earned
bonus ............................        135,500           1,355

Issuance of common stock in
exchange for accounts payable ....         23,742             237

Repurchase of common stock .......       (542,000)         (5,420)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                       Deficit
                                                                     Accumulated
                                                       Capital        during the         Total
                                                      In excess      development     shareholders'
                                       Warrants         of par          stage           equity
                                     ------------    ------------    ------------    ------------
Issuance of common stock
for services .....................                   $    (87,000)                   $      3,333

Net loss .........................                                   $   (394,906)       (394,906)
                                     ------------    ------------    ------------    ------------

Balances, December 31, 1996 ......                        (87,000)       (394,906)       (391,573)

Issuance of common stock for cash,
net of issuance costs of $49,686 .                        601,833                         702,564

Issuance of common stock to
employees in exchange for earned
bonuses at $0.15 per share .......                          3,072                           3,750

Exercise of common stock
warrants for cash ................                          5,530                           6,750

Exercise of common stock warrants
in exchange for note payable .....                          7,010                           8,556

Issuance of warrants to purchase
shares of common stock, net ......   $     72,158                                          72,158

Net loss .........................                                       (946,512)       (946,512)
                                     ------------    ------------    ------------    ------------

Balances, December 31, 1997 ......         72,158         530,445      (1,341,418)       (544,307)

Issuance of common stock and
warrants for cash,
net of issuance cost of $348,438 .        313,353         165,180                         489,915

Issuance of common stock to
employees in exchange for earned
bonus ............................                         61,145                          62,500

Issuance of common stock in
exchange for accounts payable ....                         10,714                          10,951

Repurchase of common stock .......                       (119,580)                       (125,000)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                           Series D, E and F
                                                                              convertible
                                             Common stock                   preferred stock
                                     ----------------------------    ----------------------------
                                        Shares          Amount          Shares          Amount
                                     ------------    ------------    ------------    ------------
Issuance of warrants to purchase
shares of common stock in
connection with the
issuance of a bridge financing

Issuance of options to a
consultant

Net loss
                                     ------------    ------------    ------------    ------------

Balances, December 31, 1998 ......     20,206,115    $    202,062

Exercise of 4,075,065 warrants
exercise prices between $.055
and $2.10 ........................      4,075,065          40,751

Shares issued in acquisition
(Note 2) .........................     16,000,602         160,006           3,000    $  1,570,000

Issuance of 123,200 shares to
employees ........................        123,200           1,232

Issuance of 260,000 shares of
common stock in connection with
acquisition (Note 3) .............        260,000           2,600

Issuance of 88,540 shares of
common stock in exchange for
cashless conversions of 119,060
warrants to purchase common
stock ............................         88,540             885

Amortization of Series D and E
preferred stock ..................                                                      1,000,000

Issuance of 165,410 shares of
common stock in exchange for
490 shares of Series E
preferred stock ..................        165,410           1,654            (490)       (419,768)

Issuance of 4,000 shares of
Series F preferred stock .........                                          4,000       3,474,681

Amortization of Series F preferred
stock ............................                                                         82,270

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                       Deficit
                                                                     Accumulated
                                                       Capital        during the         Total
                                                      In excess      development     shareholders'
                                       Warrants         of par          stage           equity
                                     ------------    ------------    ------------    ------------
Issuance of warrants to purchase
shares of common stock in
connection with the issuance
of a bridge financing ............         12,398                                          12,398

Issuance of options to a
consultant .......................                          1,987                           1,987

Net loss .........................                                     (1,740,202)     (1,740,202)
                                     ------------    ------------    ------------    ------------

Balances, December 31, 1998 ......        397,909         649,891      (3,081,620)     (1,831,758)

Exercise of 4,075,065 warrants at
exercise prices between $.055
and $2.10 ........................       (757,177)      4,562,527                       3,846,101

Shares issued in acquisition
(Note 2) .........................        394,200       2,574,915                       4,699,121

Issuance of 123,200 shares to
employees ........................         65,577         611,012                         677,821

Issuance of 260,000 shares of
common stock in connection with
acquisition (Note 3) .............                      1,399,320                       1,401,920

Issuance of 88,540 shares of
common stock in exchange for
cashless conversion of 119,060
warrants to purchase common
stock ............................                           (885)

Amortization of Series D and E
preferred stock ..................                     (1,000,000)

Issuance of 165,410 shares of
common stock in exchange for
490 shares of Series E
preferred stock ..................                        418,114

Issuance of 4,000 shares of
Series F preferred stock .........                        175,319                       3,650,000

Amortization of Series F preferred
stock ............................                        (82,270)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                           Series D, E and F
                                                                              convertible
                                             Common stock                   preferred stock
                                     ----------------------------    ----------------------------
                                        Shares          Amount          Shares          Amount
                                     ------------    ------------    ------------    ------------
Redemption of Series D and E
preferred stock ..................                                         (2,510)     (2,150,232)

Redemption of 74,823 public
warrants at $.05 each

Repurchase of 45,045 shares
of previously issued common
stock ............................        (45,045)           (450)

Proceeds received from Section
16c

Net loss for six months ended
June 30, 1999
                                     ------------    ------------    ------------    ------------

Balances, June 30, 1999 ..........     40,873,887    $    408,740           4,000    $  3,556,951
                                     ============    ============    ============    ============

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                       Deficit
                                                                     Accumulated
                                                       Capital        during the         Total
                                                      In excess      development     shareholders'
                                       Warrants         of par          stage           equity
                                     ------------    ------------    ------------    ------------
Redemption of Series D and E
preferred stock ..................                       (891,872)                     (3,042,104)

Redemption of 74,823 public
warrants at $.05 each ............        (15,773)         12,031                          (3,742)

Repurchase of 45,045 shares
of previously issued common
stock ............................                        (49,550)                        (50,000)

Proceeds received from Section
16c ..............................                        168,988                         168,988

Net loss for six months ended
June 30, 1999 ....................                                     (3,221,069)     (3,221,069)
                                     ------------    ------------    ------------    ------------

Balances, June 30, 1999 ..........   $     84,736    $  8,547,540    $ (6,302,689)   $  6,295,278
                                     ============    ============    ============    ============

                        IMAGINON, INC. AND SUBSIDIARIES
                      ( A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                           INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                                                                   period from
                                                                        Six months ended          March 29, 1996
                                                                            June 30,             (date of incep-
                                                                  ----------------------------    tion) to June
                                                                      1999            1998          30, 1999
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
     Net loss .................................................   $ (3,221,069)   $   (930,754)   $ (6,302,689)
                                                                  ------------    ------------    ------------
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization ..........................        172,544          10,259         197,879
       Bad debt expense .......................................          6,000                           6,000
       Interest expense for issuance of notes payable .........                                         77,942
       Expense incurred upon issuance of common stock .........        677,821          62,500         760,342
       Changes in operating assets and liabilities, net
         of effects of business acquisition
         Accounts receivable ..................................       (107,480)                       (107,480)
         Inventories ..........................................        (25,938)                        (25,938)
         Prepaid expenses and other ...........................        (84,322)           (143)       (101,880)
         Accounts payable and accrued expenses ................        448,360          97,307         829,592
                                                                  ------------    ------------    ------------

       Total adjustments ......................................      1,086,985         169,923       1,636,457
                                                                  ------------    ------------    ------------

Net cash used in operating activities .........................     (2,134,084)       (760,831)     (4,666,232)
                                                                  ------------    ------------    ------------

Cash flows from investing activities:
     Cash paid on business acquisition, net of
       cash acquired ..........................................       (212,548)                       (212,548)
     Deferred merger costs ....................................       (125,000)                       (125,000)
     Capital expenditures .....................................        (33,817)         (6,336)        (70,963)
                                                                  ------------    ------------    ------------

Net cash used in investing activities .........................       (371,365)         (6,336)       (408,511)
                                                                  ------------    ------------    ------------

Cash flows from financing activities:
     Bank overdraft ...........................................                         (1,587)
     Proceeds from notes payable and advances .................      3,099,550         466,480       4,627,304
     Payments on notes payable ................................                       (184,980)       (153,429)
     Redemption of preferred stock and warrants ...............     (3,095,846)                     (3,095,846)
     Proceeds from issuance of common stock,
       warrants, and other, net ...............................      7,665,089         489,530       8,870,932
                                                                  ------------    ------------    ------------

Net cash provided by financing activities .....................      7,668,793         769,443      10,248,961
                                                                  ------------    ------------    ------------

                                   (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                           INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                                                                   period from
                                                                        Six months ended          March 29, 1996
                                                                            June 30,             (date of incep-
                                                                  ----------------------------    tion) to June
                                                                      1999            1998          30, 1999
                                                                  ------------    ------------    ------------
Net increase in cash ..........................................      5,163,344           2,276       5,174,218
Cash, beginning ...............................................         10,874
                                                                  ------------    ------------    ------------

Cash, ending ..................................................   $  5,174,218    $      2,276    $  5,174,218
                                                                  ============    ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest ...................................   $               $               $     18,351
                                                                  ============    ============    ============

     Cash paid for taxes ......................................   $               $               $      3,593
                                                                  ============    ============    ============

Supplemental disclosure of non-cash investing and financing activities:

     Purchase of Network Specialists, Inc. net of cash
       acquired:
       Fair value of assets acquired ..........................   $    115,000                    $    115,000
       Intangible assets ......................................      1,600,000                       1,600,000
       Liabilities assumed ....................................       (100,000)                       (100,000)
       Fair value of assets exchanged .........................     (1,402,000)                     (1,402,000)
                                                                  ------------    ------------    ------------

       Cash paid, net of cash acquired ........................   $    213,000                    $    213,000
                                                                  ============    ============    ============

     Issuance of warrants to purchase common stock ............   $               $    313,353    $    397,909
                                                                  ============    ============    ============

     Exercise of common stock warrants in exchange
      for note payable ........................................   $               $               $      8,556
                                                                  ============    ============    ============

     Conversion of warrants for shares of common stock ........   $        885    $               $        885
                                                                  ============    ============    ============

     Issuance of common stock in exchange for
       accounts payable .......................................   $               $     10,951    $     10,951
                                                                  ============    ============    ============

     Common stock issued in connection with the merger
         between the Company and ImaginOn.com .................   $  4,699,121    $               $  4,699,121
                                                                  ============    ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

1.   The interim financial statements:

     The interim financial statements have been prepared by Imaginon,  Inc. (the
       "Company", formerly known as California Pro Sports, Inc.), and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. The financial statements presented are those of the surviving entity from the merger (see Note 2). It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1998 Annual Report on Form 10-KSB and the Company's proxy statement dated December 10, 1998, the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 1999 and 1998, are not necessarily indicative of the operating results for the full year.

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

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


3. Business acquisition:

     On March 8, 1999, the Company acquired Network Specialists, Inc. ("INOW"), an internet service provider for $230,000 cash and 260,000 shares of the Company's common stock. The acquisition was accounted for as a purchase, and the results of operations of INOW are included in the Company's consolidated statement of operations from the date of acquisition. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $1,600,000 which is being amortized by the use of the straight-line method over three years.

     The following unaudited pro forma financial  information for the six months ended June 31, 1999 and 1998 give effect to the acquisition as if it had occurred effective at the beginning of each respective period.
                                                       Period ended June 30,
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------
         Revenue                                     $   157,108   $   210,026
         Net loss                                    $(3,329,563)  $(1,618,768)
         Net loss applicable to common shareholders  $(4,411,833)  $(1,618,768)
         Loss per share                              $      (.12)  $      (.08)
         Shares used in per share calculation         36,148,770    20,845,369

     The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisition had been in effect during the period covered or any future results which may in fact be realized.

4. Sale of the Company's investment in USA Skate Corporation:

     In 1998, two former officers/shareholders of the Company agreed to purchase all of the shares of USA Skate Corporation (a subsidiary of the Company through January 1999) that were owned by the Company for $90,000. The purchase price was based on the net book value of the Company's investment in Skate Corp. at the time of the agreement. The sale of Skate Corp. was completed and the Company received the $90,000 in January 1999. The transaction did not result in any gain or loss to the Company.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

     The Company issued 521,400 shares of common stock in connection with the exercise of 521,400 options, and the Company received $521,400 in connection with the exercise at prices ranging from $.75 to $1.25 per share.

     As a result of these transactions, ImaginOn, Inc. had 16,000,602 shares of common stock outstanding at the date of the merger with IMON.

     Issuance of common stock subsequent to the January 20, 1999 merger:

     In the period ended June 30, 1999 the Company issued 4,075,065 shares of common stock upon the exercise of 4,075,065 options at exercise prices from $.055 to $2.10 per share. The total net proceeds the Company received was $3,846,101.

     For the period ended June 30, 1999, the Company issued 123,200 shares of common stock as bonuses given to new employees. In connection with these issuances, the Company recognized $677,821 of expense.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Issuance of common stock subsequent to the January 20, 1999 merger (continued):

     In March 1999,  the  Company  also  issued  260,000  shares  to the  former
       shareholders  of  Network  Specialists,   Inc.  in  connection  with  the
       acquisition of Network Specialists, Inc.

     In March and April 1999,  the Company also issued  88,540  shares of common stock in exchange for the exercise of 119,060 warrants. The warrant holders utilized a cashless exercise provision included in their agreement. In April 1999, the Company also issued 165,410 shares of common stock in exchange for 490 shares of its Series E convertible preferred stock.

    In June 1999, the Company repurchased 45,045 shares of previously issued common stock for $50,000.

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

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Series D/E preferred stock (continued):

     The  conversion  feature  was "in  the  money"  at the  date  of  issue  (a
       "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At June 30, 1999, the entire amount has been amortized to preferred stock for the period beginning from the date of issuance.

     In April 1999, 490 shares of Series E preferred stock were converted into 165,410 shares of common stock. The remaining 250 shares of Series D/E were redeemed in May 1999 at 120% of face value plus unpaid dividends for a total redemption of approximately $3,042,000.

     Series F convertible preferred stock:

    In May 1999 the Company issued 4,000 shares of 12% Series F ("Series F") convertible preferred stock for $3,650,000 (net of offering costs) at a price of $1,000 per share. The Series F is convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion is sent by the preferred shareholders. Additionally 122,553 warrants were issued to purchase common stock with an exercise price of the warrants equal to the lesser of 110% of the closing bid price of the common stock on the closing date, or 100% of the closing bid price of the common stock on the date the convertible preferred shares are redeemed, or 100% of the closing bid price of the common stock on the first trading day after the Company has filed a registration statement covering the shares of common stock underlying the warrants.

     The  conversion  feature  was "in  the  money"  at the  date  of  issue  (a
       "beneficial conversion feature"). The Company allocated $255,319 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At June 30, 1999, $82,270 has been amortized to preferred stock for the period beginning from the date of issuance.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

6. Subsequent event:

    Effective July 1, 1999, the Company,  through ImaginOn Digital  Productions,
       Inc., ("IDP") a newly formed, wholly-owned subsidiary of the Company, completed a merger with Imagine Digital Productions I, Inc. ("Imagine"), a Colorado corporation, which will be account for as a purchase. Imagine is a multimedia production studio and publishing company located in Aspen, Colorado. Imagine's primary business is the development of proprietary CD-ROM products and Internet multimedia Web sites on a contract basis for resort area advertisers.

     In the merger, holders of Imagine's common stock received $325,000 and 400,000 shares of the Company's common stock. Holder's of Imagine's common stock may receive up to 105,000 additional shares, the issuance of which is dependent upon Imagine meeting certain financial performance objectives. The merger consideration was determined as a result of arms' length negotiation between the Company and Imagine. Through June 30, 1999, the Company incurred approximately $125,000 of deferred merger costs, recorded as other assets.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report may contain certain "Forward-Looking Statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent ImaginOn, Inc.'s expectations or beliefs, including but not limited to, statements concerning ImaginOn Inc. operations, economic performance, financial condition, growth and acquisition strategies, investments, and operational plans. For this purpose, any statements contained from here on that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "May", "Will", "Expect", "Believe", "Anticipate", "Intent", "Could", "Estimate", "Might" or "Continue" or the negative or other variations or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond ImaginOn, Inc. control, and actual results may differ materially depending on a variety of important factors, including uncertainty, related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and other ImaginOn Inc. filings with the Securities and Exchange Commission.

OVERVIEW AND RECENT DEVELOPMENTS

On January 20, 1999 ImaginOn, Inc., formerly known as California Pro Sports, Inc. through ImaginOn Acquisition Corp., a wholly owned subsidiary of ImaginOn, Inc., completed a merger with ImaginOn.com of San Carlos, California. Subsequent to the merger, ImaginOn, Inc. has no sporting goods business and has not retained any personnel or directors from those operations. ImaginOn, Inc. is a publicly held company under the NASDAQ symbol IMON. As of the filing date of this report, August 15, 1999, ImaginOn, Inc. has three operating units.

ImaginOn.com. was formed in March 1996, and designs, manufactures and sells: (I) consumer software products for the CD/DVD-ROM market and (ii) a research tool for Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. ImaginOn, Inc.'s founders were granted a U.S. patent on May 18, 1999 for their "TDPP" technology which they have assigned to the Company. The Company has brought its first three product lines, WebZinger, WorldCities 2000, and sellONstream, to market. These products are trademarks and are protected under two U. S. Patents issued to the founders of ImaginOn, Inc., which they have assigned to the company. Marketing and advertising began its ramp up in the second quarter, with the first WebZinger ad for schools placed during March in the Educational Technology Institute (ETI) Spring 1999 Exploria catalog. The first ad for WorldCities 2000 was placed during May 1999 in Sunset Magazine. And the first sellONstream ad was placed on July 12, 1999 in AdWeek, Marketing Week and MediaWeek Magazines (in the Marketing With Video, DVD & CD-ROM Sourcebook). As recently as last November, ImaginOn, Inc. employed only five full time staff, and has now grown to a team of 46 people: engineers, managers, software developers, administrators, consultants, and contractors. This includes staff recently hired from INOW, the Internet service provider -- and effective on July 1, 1999, staff hired from another acquisition -- Imagine Digital Productions, Inc. (IDP) in Aspen, Colorado, a privately held designer, producer, and publisher of interactive CD-ROMs and Internet Web Sites.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

On March 8, 1999, Network Specialists, Inc. ("Network") was merged with and into INOW, a subsidiary of ImaginOn, Inc. INOW is an Internet Service Provider that offers PPP, both dial up dedicated; ISDN Dial-up; ISDN for LAN; Frame Relay; Full and Fractional Leased T1. Additional services include World Wide Web server co-locations and space rental, secure transaction servers, World Wide Web page authoring, domain name service, networking hardware sales, and consulting services such as needs/cost analysis. INOW currently covers all of the Bay Area with plans to serve select metropolitan cities within the United States. INOW's prime target markets are the thousands of home offices and small and medium-sized businesses in Northern California. INOW offers DSL, or Digital Subscriber Line, that describes a group of technologies that deliver high-speed connections over existing telephone copper wiring. The two-wire copper phone line from a telephone company's central office (CO) to a customer's premise is often referred to as "the last mile". This "last mile" of copper wiring has long been the bottleneck to providing fast data services to homes and businesses. DSL utilizes a new line-coding scheme that allows very high-speed, affordable connections over this last mile for the first time. DSL connections are "always on" or "always connected". This means that users don't need to dial up each time they want a connection to the network. Another benefit of having a "dedicated connection" is the fact that busy signals and dropped connections will never again be an issue with the Internet service. With INOW's SDSL (Symmetric DSL) Service, a corporate LAN will have bandwidth of up to 1.530 Mbps to the Internet for both uploads and downloads. This is not the case with ADSL (Asymmetric DSL), which is limited to 384 kbps for uploads. At the click of an icon, INOW DSL Service gives a dedicated connection to destination without having to wait for the call to be set up or get annoying busy signals. The main difference between ADSL vs. SDSL is that Asymmetric DSL upload and download speeds are different. You can download much faster than you can upload. While Symmetric DSL offers the same speed in both directions.

As of July 1, 1999, ImaginOn, Inc. acquired Imagine Digital Productions, Inc. ("IDP"). IDP was founded in 1997 and is a multimedia production studio and publishing company. Its prime business is the development of proprietary CD-ROM products and Internet multimedia Web sites on a contract basis for resort area advertisers. IDP distinguishes itself from competitors in the field by focusing on high quality user interface design. This includes the use of the latest Internet technologies, including virtual panoramas, streaming multimedia, and real-time databases. IDP's acquisition was completed as a tax-free merger, in which ImaginOn paid IDP $325,000 in cash and up to 400,000 shares of unregistered common stock, depending upon IDP's performance during the first 12 months following the merger. The completion of this merger significantly extended the reach of ImaginOn's core technology. IDP's software can be joined with ImaginOn's patented Transformational Database Processing & Playback technology, extending the business into advertiser supported destination resort guides, enhancing the WorldCities 2000 series of real-time interactive travel planners. It will also enable ImaginOn to feature resort destination sites through expanded Internet services. IDP's Destination Aspen CD-ROM has been renamed Resorts 2000: Aspen.

WorldCities 2000 New York was released on May 31, 1999. The filming of the ImaginOn's third and fourth interactive titles, "WorldCities 2000 Paris" and "WorldCities 2000 London" has been completed and will expect to be launched in Fall 1999.

During this second quarter, ImaginOn, Inc. announced the redemption of publicly traded warrants. Out of the 1,870,000 public warrants outstanding, there were 1,784,900 of its publicly traded common stock purchase warrants that were exercised at $1.50 per warrant after ImaginOn served warrant holders with a notice of redemption. As a result of these exercises, ImaginOn received proceeds of approximately $2,677,300. The shares of common stock underlying the warrants were included on a registration statementfiled by

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

ImaginOn and declared effective by the Securities and Exchange Commission. At the close of the redemption period, ImaginOn automatically redeemed for $0.05 each, all remaining outstanding public warrants. All warrants not exercised by the warrant holders from and after May 27, 1999 are of no further force and effect, and represent only an interest to receive the automatic redemption price. The monies derived from the exercised warrants will be used to help fund the beginning of ImaginOn's first national consumer advertising program for the WebZinger product line. The advertising launch begins in late August. In addition, the monies will be used to support funding of advertising and product marketing for the WorldCities 2000 product line and sellONstream.

As of June 9, 1999, Advanstar Communications agreed to license ImaginOn's sellONstream technology to create an interactive CD-ROM that features video clips and/or four color still advertisements that are directly linked to each advertiser's web site. The CD, which will include ImaginOn's built-in browser, is intended to be inserted into issues of Advanstar's Landscape Management magazine. Advanstar Communications is a worldwide business information company that publishes 110 business magazines and directories and produces 107 exhibitions and conferences throughout the world. They provide direct marketing, database, and reference products and services, specializing in the retail, hospitality, fashion, healthcare, pharmaceutical, science, information technology, communications, manufacturing and processing markets in the United States and abroad. Other sellONstream video e-commerce technology licensees with ImaginOn, Inc. are Trashy Lingerie, Inc. and Times Mirror Publishing.

ImaginOn is offering sellONstream video e-commerce solutions to businesses for increasing sales on the Internet. The sellONstream CDS combine broadcast quality video presentations of products and fully integrated web site linkage within a branded window. Any time viewers want to buy what they see in the video, or get more product information, a mouse click brings up the appropriate web page. The "Trashy Lingerie CD" is one example, enabling viewers to purchase any outfit shown just by clicking the mouse once to go shopping online.

Another sellONstream technology licensee is Times Mirror Publishing. The agreement with GOLF MAGAZINE and Senior Golfer magazine marks the first time ImaginOn's sellONstream e-commerce technology will be used in the publishing field. ImaginOn will work with GOLF MAGAZINE and Senior Golfer Magazine to create specially themed CD-ROMs that contain television quality video footage of leading golf destinations, golf resorts and golf schools, with each video linked to each advertiser's Web site. As planned, users will simply insert the CD-ROM into their personal computer, sit back and watch the show and, at any time in the course of the playback, click on to a Web site. Once they do so, they will be connected directly to the advertiser's site, where they can obtain more information, plan a golf vacation or meeting, or enroll in a golf school. The exclusive GOLF MAGAZINE and Senior Golf magazine branded CD-ROMs, which will be promoted inside the pages of each magazine with special ads, will be made available free to readers who pay only shipping and handling.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

ImaginOn's technology is useful across a wide spectrum of business and consumer markets, including electronic commerce, in-service training, research, and education, as well as digital interactive TV and home entertainment. All of ImaginOn's software and services are now being integrated into a unique, high-bandwidth, high value added Internet portal on WWW.IMON.COM, designed for business, institutional, and individual power users. IMON.com will be launched on October 26, 1999 at the ISPCON Conference in San Jose, California. It will showcase the high bandwidth capabilities of ImaginOn's proprietary technology in a wide variety of user applications, including advanced on-line research, interactive movies and gameplay, interactive travel planning, and video e-commerce. This high bandwidth, high value added Internet portal will be enabled by ImaginOn's patented Transformational Database Processing & Playback technology. The goal of the new portal is to make the Internet easier and more productive for small businesses, educational institutions, and individuals. This new portal will become an integral part of incorporating ImaginOn's WebZinger Research Engine, WorldCities 2000 Series of interactive travel planners, sellONstream video e- commerce solutions and Resorts 2000 virtual destinations. ImaginOn anticipates that revenues will be generated by ISP services, license agreements, memberships, advertising and commissions stemming from video e-commerce sales. Memberships in the IMON portal community will be made available free of charge to businesses, schools, and individuals who connect to the Internet through ImaginOn's wholly-owned subsidiary, INOW Internet services. A feature that is likely to drive portal memberships in the short-run is the debut of the on-line version of the WebZinger Research Engine, which will feature support for Real Audio and Video, MP3 and quicker, more efficient audio and video retrieval.

ImaginOn's core technology,  "Transformational Database Processing and Playback"
(TDPP), has been granted two U.S. Patents. The embodiment of TDPP is a set of twelve software tools. The tools are Search Driver, Network Analyzer, Network, Walker, Filter, Formatter, Network Builder, Network Complier, Live Linker, Smart Buffer, Presenter, Browser, and User Profiler. Each tool can be used as a stand-alone application when needed, plus each tool is designed to communicate and inter-operate with every other tool in the set. In the hands of webmasters and programmers, these tools are used to create new applications and content. New products created with ImaginOn tools are characterized by seamless real-time access to video, audio, graphics, text, HTML and 3D objects from multiple remote or local databases. With its intellectual property secured by patents, ImaginOn will license its tool set to businesses for building e-commerce, data mining, interactive entertainment and training applications. This technology is currently incorporated in its three major desktop-based product lines: the WebZinger Research Engine family, WorldCities 2000 Series of CD/Web interactive travel planners, and sellONstream e-commerce solutions. ImaginOn's technology will be running on the server side of the Internet through INOW Internet services.

COMPETITION

In the Internet Service Provider industry segment, ImaginOn competes with numerous companies, large and small, that offer services. ImaginOn's competitive advantage in this area is derived from its relationship to IMON.com. In the Internet portal industry segment, IMON.com will compete with many larger, more well known portals. IMON.com's advantages will be based on its unique proprietary technology that implements interactive video and media-intensive data mining.

In the high bandwidth interactive streaming video authoring and playback software business, ImaginOn has no direct competitor, yet. Several companies offer components that can be used to implement portions of a networked system, but no other company offers a complete turnkey solution like ImaginOn's. Among the competitors that provide parts that can be used to build a similar, lower performance system are RealNetworks, Oracle and Macromedia.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

Oracle is a relational database management systems company whose products work well within any single operating system, operating on data collected by some other system or process. Oracle's SQL database query system allows diverse data display systems to access formatted data. Oracle's position is that of "middleware"; processing data from one place and making it available to someplace else. This arrangement suffices for conventional transactional and customer information systems. However, when the data is of many types, spanning multiple operating systems in diverse locations, timely response is not guaranteed. Furthermore, when the requested data content is not in the system at all, Oracle must request another system to search, locate and fetch the data.

On the display side, the fundamental design of Oracle's software dictates that the playback of data content be handled by a separate process that usually runs in a separate computer or playback device. This provides generality at the expense of performance. For media-rich sets of data such as digital video, audio and Web pages, the separation of processing systems from display systems results in delays and difficulty in providing real-time playback. The intermittent stop and start look of streaming video is partially caused by these delays.

RealNetworks Realvideo and Microsoft's Mediaplayer are the main streaming-only video players in the market today. Neither systems' authoring tools or playback mechanism allows for real-time branching, or integrated Web browser data. To get from one video clip to the next, these systems stop. To show Web information, they require a separate browser window. ImaginOn's authoring and playback systems remove both of these limitations, enabling true TV image quality and videogame-like branching, with live Web pages inside the player.

ImaginOn's software tightly couples data acquisition, processing and display into a single solution, which can be distributed among processors in a network or be entirely located in a single PC. This architecture is the best guarantee that data will always be presented in real time. For applications such as broadband Internet, interactive TV, and hybrid CDS or DVDs, this is ImaginOn's main competitive advantage.

Macromedia is another company that provides tools that can solve part of real-time multimedia network delivery problem. Their "Director" software can manage mixed data format objects within the context of creating a multimedia application. Macromedia dominates the market for multimedia authoring. Director, however, is not a general-purpose system, does not support real-time playback, and is based on a proprietary non-standard programming language called "Lingo".

ImaginOn's competitive advantage with respect to Macromedia in Macromedia's own market is ImaginOn software's customizability based on a programming-free assemblage of software tools, and its real-time playback capability. The steep and lengthy learning curve associated with Director's Lingo programming language is a major barrier to its widespread use for corporate training products.

Within the Internet "search engine" marketplace, there are at least two dozen products aimed at Web users for the purpose of searching the Internet. All of these search engines are primarily list generators; leaving the actual data evaluation and retrieval to the user. The few search engines that do offer media retrieval do not provide much control or formatting of the output. Positioned as a "Research Engine", WebZinger actually does the heavy lifting of finding and retrieving rich media assets from the Web.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth certain operating data of the Company for the periods as indicated below.

                              Three Months Ended          Six Months Ended
                          -------------------------   -------------------------
                            June 30,      June 30,      June 30,      June 30,
                              1999          1998          1999          1998
                          -----------   -----------   -----------   -----------

Net Revenues              $    77,361   $      (19)   $   91,062    $        26

Gross Profit                   27,888          (19)       30,357             26
Research and Development      308,787      354,788       611,675        531,483
Sales and Marketing           536,776       81,000     1,356,464        267,199
General Administrative        750,994       34,932     1,288,445        112,383

Net Loss                   (1,499,768)    (484,061)   (3,221,069)      (930,754)


"Consolidated" three and six months ended June 30, 1999 compared to June 30, 1998.

NET REVENUES

Consolidated net revenues for the three and six months ended June 30, 1999 were increased by $77,380 and $91,036 respectively. Approximately 93% of this revenue was from INOW, the Internet service provider. For the three and six months ended June 30, 1998, the Company was still in the developmental stage and thus revenues were nearly nil.

GROSS PROFIT

Gross profit for the three and six months ended June 30, 1999 and 1998 were increased from $0 in 1998 to $27,888 in 1999 and from $26 to $30,357, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and Development for the three months ended June 30, 1999 decreased by $46,001 compared to June 30, 1998. Nearly 71% of the costs in the three months ended in June 30, 1998 were for the development of WorldCities 2000 San Francisco and New York. Nearly 50% of the costs in the three months ended in June 30, 1999 were for WorldCities 2000 Paris and London. An additional 36% of the costs for the World 2000 Paris and London projects were paid in the first quarter of 1999. For the six months ended June 30, 1999, costs increased by $80,192 compared to the six months ended June 30, 1998. This increase mainly pertains to new personnel in the software and video production departments.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

SALES AND MARKETING EXPENSES

For the three months ended June 30, 1999, expenses increased by $455,766 compared to the three months ended June 30, 1998. Nearly 52% of this increase is attributed to advertising and marketing of WorldCities 2000, WebZinger, and sellONstream products. Another 35% of this increase is from employee payroll and outside sales and consulting fees. The remaining 4% is for general travel and office related expenses. In addition, INOW sales consulting and marketing comprised 9% of this $455,766 increase. For the six months ended June 30, 1999, expenses increased by $1,089,265 compared to the six months ended June 30, 1998. This increase is due to expenses pertaining to the same areas as mentioned above in the 2nd quarter 1999. Other increases for the cumulative six months were $454,688 that was a one time expense related to a stock signing bonus given to a newly hired employee, as well as an increase of $155,625 for additional staff of ImaginOn, $45,000 for additional consulting, an increase of $11,953 for public relations due to becoming a public company and an increase by 11,223 due to five trade shows and conferences attended.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 1999, expenses increased by $716,062 compared to the three months ended June 30, 1998. Nearly 8% of this increase is from INOW. About 56 % of this increase is from legal and accounting and audit services mainly pertaining to acquisitions. About 19% of this increase is from additional personnel hired. The remaining 17% is due to the Company's growth that included general expenses such as office supplies, furniture, computer equipment, insurance, travel, communications and rent. For the six months ended June 30, 1999, expenses increased by $1,176,062 compared to the six months ended June 30, 1998. This is due to primarily to the same areas mentioned above for the cumulative six months.

OTHER EXPENSES (INCOME)

For the three months ended June 30, 1999, ImaginOn, Inc. had other income of $68,901 compared to other expenses of 13,322 for the three months ended June 30, 1998. The charge was attributable to reduction of interest expense of $13,332 as the Company no longer had the notes payable that existed in the three month period ended June 30, 1998. Additionally, the Company recognized interest income from cash on hand of $28,018 and royalty and other income of $25,874.

For the six months ended June 30, 1999, ImaginOn, Inc. had other income of $5,158 compared to other expenses of $19,715 for the six months ended June 30, 1998. In the 1999 period, ImaginOn, Inc. had $66,500 of interest expense related to the Company's convertible preferred stock, which was offset by $42,960 of interest income and $28,698 of royalty and other income.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999 ImaginOn, Inc. had working capital of approximately $4,500,000 compared to approximately $800,000 at December 31, 1998. The increase in working capital is attributed to the exercise of public and privately held warrants which raised approximately $3,879,000 at exercise prices from $.05 to $2.10, and the sale of 4,000 shares of Series F, 12% convertible preferred stock at $1,000 per share for net proceeds of approximately $3,650,000. Approximately $3,042,000 of the proceeds were utilized to redeem the remaining 2,510 shares of Series D & E Preferred Stock as well as support the Company's operating expenses.

                                    ITEM TWO

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

YEAR 2000 COMPLIANCE

ImaginOn, Inc. is aware of the issues associated with the programming code and embedded technology in existing systems as the Year 2000 approaches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the Year 2000. The year 2000 issue creates risk for the company from unforeseen problems in its own computer systems and from third parties, including customers, vendors, banks, production, etc. Failures of ImaginOn's and/or third parties' computer systems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity, and financial condition, though the impact is unknown at this time.

To minimize this risk, in the first quarter 1999, ImaginOn's board of directors and management have gone through a series of Year 2000 questionnaires and assessments that would impact the full operation of the company. These questionnaires and assessments revealed no significant issues with ImaginOn's ISP (Internet Service Provider), technology infrastructure, facilities or products. Certain vendors/partners/third parties themselves have significant Year 2000 programs, the successes of which are also important to the company. ImaginOn, Inc. is establishing a contingency plan for each critical partner, the activation of which will be dependent on the failure of the vendor/partner/third party to achieve key milestones in their programs. The total cost of Year 2000 activities is not expected to be material to the company's operations, liquidity or capital resources. Costs are being managed within each department unit. The total estimated costs are not expected to exceed $20,000. Cost excludes expenditures for replacement systems.

While ImaginOn, Inc. believes that its efforts to address Y2K issues will be successfully completed in a timely manner; the company recognizes that failing to resolve Y2K issues could, in a reasonably likely worst case scenario, increase costs and limit ImaginOn's ability to conduct business operations as well as customers limited utilization of the Internet services which the company provides.

Item 2 Changes in Securities and Use of Proceeds.

a.       N/A
b.       N/A
c. During the three month period covered by this report, the Registrant issued the following securities:

         From April 8, 1999, through June 24, 1999 the Registrant issued 21,200 shares of its common stock to four employees. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

         From April 12, 1999 through June 19, 1999 the Registrant issued 2,543,915 shares of its common stock for the exercise of warrants and options at exercise prices between $.05 and $2.10.

         On April 19, 1999 the Registrant issued 165,410 shares of its common stock in exchange for 490 shares of its Series E preferred stock. The Company relied on the exemptions from registration provided by Sections 4(2) and or 4(6).

         On April 23, 1999 the Registrant issued 11,855 shares of its common stock in exchange for the cashless exercise of 18,440 warrants. The Registrant relied on the exemptions from registration provided by Sections 4(2) and/or 4(6).

         Item 6   Exhibits and Reports on Form 8-K

         During the three month period covered by this report the Registrant filed the following current reports on Form 8-K:

                                                             Item numbers
                                                             ------------
         Form 8-K/A   April 5, 1999                               2,7
         Form 8-K/A   May 25, 1999
         Form 8-K/A   June 28, 1999
         Form 8-K      July 8, 1999

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       IMAGINON, INC.





Dated:        August 13, 1999          By:  /s/ David M. Schwartz
                                       -----------------------------------
                                       David M. Schwartz
                                       President, Chief Executive Officer,
                                       Chief Financial Officer



Dated:        August 13, 1999          By:  /s/ Thompson Chan
                                       -----------------------------------
                                       Thompson Chan
                                       Chief Accounting Officer