Form 10QSB
period 1999-09-30
IMAGINON INC /DE/
filed 1999-11-15
CIK 899444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                   For the transition period from_____to_____

                         Commission File Number 0-25114

                                 IMAGINON, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,281,967 common shares, par value $.01 per share, outstanding at November 12, 1999.

Transitional Small Business Disclosure Format YES[ ] NO[X]

                   Page 1 of 26 total pages on this document.

                                 IMAGINON, INC.
                                AND SUBSIDIARIES


PART I.               FINANCIAL INFORMATION

PART II.              OTHER INFORMATION

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS


Current assets:
     Cash ......................................................   $ 3,365,483
     Accounts receivable, less allowance for
      doubtful accounts of $6,000 ..............................       129,847
     Inventory .................................................        43,851
     Prepaid expenses and other ................................       100,229
                                                                   -----------
           Total current assets ................................     3,639,410
                                                                   -----------
Furniture and equipment, net of accumulated
 depreciation of $128,765 ......................................       159,276
                                                                   -----------
Other assets, net of accumulated
 amortization of $394,093:
     Goodwill ..................................................     2,227,957
     Trademark and license costs ...............................        77,085
     Other .....................................................        12,471
                                                                   -----------
                                                                     2,317,513
                                                                   -----------
                                                                   $ 6,116,199
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................   $   115,608
     Accrued expenses ..........................................       469,499
     Other payable .............................................       200,000
                                                                   -----------
               Total liabilities (all current) .................       785,107
                                                                   -----------

Shareholders' equity (Note 5):
     Preferred stock, $0.01 par value, authorized
       5,000,000 shares Series F convertible preferred
       stock, 4,000 shares issued and outstanding ..............     3,684,610
     Common stock, $0.01 par value; authorized
       50,000,000 shares; issued 41,205,887 ....................       412,060
     Warrants ..................................................        84,736
     Capital in excess of par ..................................     9,085,396
     Deficit accumulated during the development stage ..........    (7,935,710)
                                                                   -----------
           Total shareholders' equity ..........................     5,331,092
                                                                   -----------
                                                                   $ 6,116,199
                                                                   ===========

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------

Revenues ....................................   $    168,721    $        148

Cost of revenues ............................         37,834
                                                ------------    ------------
Gross profit ................................        130,887             148
                                                ------------    ------------

Operating expenses:
       Research and development .............        206,906         179,809
       Selling expense ......................        719,999          39,538
       General and administrative expense ...        884,562         122,103
                                                ------------    ------------
                                                   1,811,467         341,450
                                                ------------    ------------
Loss from operations ........................     (1,680,580)       (341,302)
                                                ------------    ------------

Other expenses (income):
       Interest expense .....................                         22,621
       Interest income ......................        (48,755)            (14)
       Other ................................          1,196
                                                ------------    ------------
                                                     (47,559)         22,607
                                                ------------    ------------

Net loss ....................................     (1,633,021)       (363,909)

Amortization of discount on preferred stock .       (127,659)
                                                ------------    ------------

Net loss applicable to common shareholders ..   $ (1,760,680)   $   (363,909)
                                                ============    ============


Loss per share ..............................   $       (.04)   $       (.02)
                                                ============    ============

Weighted average number of shares outstanding     41,186,568      20,192,115
                                                ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                 Cumulative
                                                                                 period from
                                                      Nine months ended         March 29, 1996
                                                        September 30,        (date of inception)
                                                ----------------------------    to September
                                                    1999            1998          30, 1999
                                                ------------    ------------    ------------
Revenues ....................................   $    259,783    $        223    $    265,328

Cost of revenues ............................         98,539                          99,603
                                                ------------    ------------    ------------

Gross profit ................................        161,244             223         165,725
                                                ------------    ------------    ------------

Operating expenses:
       Research and development .............        818,581         711,293       2,621,871
       Selling expense ......................      2,076,463         306,782       2,726,398
       General and administrative expense ...      2,173,001         234,489       2,645,249
                                                ------------    ------------    ------------
                                                   5,068,045       1,252,564       7,993,518
                                                ------------    ------------    ------------

Loss from operations ........................     (4,906,801)     (1,252,341)     (7,827,793)
                                                ------------    ------------    ------------

Other expenses (income):
       Interest expense .....................         28,203          42,632         197,899
       Interest income ......................        (16,737)           (310)        (17,047)
       Other income .........................        (64,177)                        (72,935)
                                                ------------    ------------    ------------
                                                     (52,711)         42,322         107,917
                                                ------------    ------------    ------------

Net loss ....................................     (4,854,090)     (1,294,663)     (7,935,710)

Amortization of discount on preferred stock .     (1,209,929)                     (1,209,929)
                                                ------------    ------------    ------------

Net loss applicable to common shareholders ..   $ (6,064,019)   $ (1,294,663)   $ (9,145,639)
                                                ============    ============    ============


Loss per share ..............................   $       (.16)   $       (.06)   $       (.45)
                                                ============    ============    ============

Weighted average number of shares outstanding     37,786,268      20,581,152      20,391,632
                                                ============    ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                           Series D, E and F
                                                                              convertible
                                               Common stock                 preferred stock
                                        ---------------------------   ---------------------------
                                           Shares         Amount         Shares         Amount
                                        ------------   ------------   ------------   ------------
Issuance of common stock
for services                               9,033,332   $     90,333

Net loss
                                        ------------   ------------   ------------   ------------
Balances, December 31, 1996                9,033,332         90,333

Issuance of common stock for
cash, net of issuance costs of
$49,686                                   10,073,067        100,731

Issuance of common stock to
employees in exchange for earned
bonuses at $0.15 per share                    67,750            678

Exercise of common stock
warrants for cash                            121,950          1,220

Exercise of common stock warrants
in exchange for note payable                 154,574          1,546

Issuance of warrants to purchase
shares of common stock, net

Net loss
                                        ------------   ------------   ------------   ------------
Balances, December 31, 1997               19,450,673        194,508

Issuance of common stock and
warrants for cash, net of
issuance cost of $348,438                  1,138,200         11,382

Issuance of common stock to
employees in exchange for earned
bonus                                        135,500          1,355

Issuance of common stock in
exchange for accounts payable                 23,742            237

Repurchase of common stock                  (542,000)        (5,420)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                        Deficit
                                                                      accumulated
                                                         Capital      during the        Total
                                                        In excess     development    shareholders'
                                          Warrants        of par         stage          equity
                                        ------------   ------------   ------------   ------------
Issuance of common stock
for services                                           $    (87,000)                 $      3,333

Net loss                                                              $   (394,906)      (394,906)
                                        ------------   ------------   ------------   ------------

Balances, December 31, 1996                                 (87,000)      (394,906)      (391,573)

Issuance of common stock for cash,
net of issuance costs of $49,686                            601,833                       702,564

Issuance of common stock to
employees in exchange for earned
bonuses at $0.15 per share                                    3,072                         3,750

Exercise of common stock
warrants for cash                                             5,530                         6,750

Exercise of common stock warrants
in exchange for note payable                                  7,010                         8,556

Issuance of warrants to purchase
shares of common stock, net             $     72,158                                       72,158

Net loss                                                                  (946,512)      (946,512)
                                        ------------   ------------   ------------   ------------
Balances, December 31, 1997                   72,158        530,445     (1,341,418)      (544,307)

Issuance of common stock and
warrants for cash, net of
 issuance cost of $348,438                   313,353        165,180                       489,915

Issuance of common stock to
employees in exchange for earned
bonus                                                        61,145                        62,500

Issuance of common stock in
exchange for accounts payable                                10,714                        10,951

Repurchase of common stock                                 (119,580)                     (125,000)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                           Series D, E and F
                                                                              convertible
                                               Common stock                 preferred stock
                                        ---------------------------   ---------------------------
                                           Shares         Amount         Shares         Amount
                                        ------------   ------------   ------------   ------------
Issuance of warrants to purchase
shares of common stock in connec-
tion  with the issuance of a
bridge financing

Issuance of options to a consultant

Net loss
                                        ------------   ------------   ------------   ------------
Balances, December 31, 1998               20,206,115   $    202,062

Exercise of 4,075,065 warrants
exercise prices between $.055
and $2.10                                  4,075,065         40,751

Shares issued in acquisition
(Note 5)                                  16,000,602        160,006          3,000   $  1,570,000

Issuance of 123,200 shares to
employees                                    123,200          1,232

Issuance of 260,000 shares of
common stock in connection with
acquisition (Note 3)                         260,000          2,600

Issuance of 88,540shares of
common stock in exchange for
cashless conversions of 119,060
warrants to purchase common
stock                                         88,540            885

Exercise of stock options                     27,000            270

Amortization of Series D and E
preferred stock                                                                         1,000,000

Issuance of 165,410 shares of
common stock in exchange for
490 shares of Series E
preferred stock                              165,410          1,654           (490)      (419,768)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                        Deficit
                                                                      accumulated
                                                         Capital      during the        Total
                                                        In excess     development    shareholders'
                                          Warrants        of par         stage          equity
                                        ------------   ------------   ------------   ------------
Issuance of warrants to purchase
shares of common stock in connec-
tion with the issuance of a bridge
financing                                     12,398                                       12,398

Issuance of options to a consultant                           1,987                         1,987

Net loss                                                                (1,740,202)    (1,740,202)
                                        ------------   ------------   ------------   ------------
Balances, December 31, 1998                  397,909        649,891     (3,081,620)    (1,831,758)

Exercise of 4,075,065 warrants at
exercise prices between $.055 and
$2.10                                       (757,177)     4,562,527                     3,846,101

Shares issued in acquisition
(Note 2)                                     394,200      2,574,915                     4,699,121

Issuance of 123,200 shares to
employees                                     65,577        611,012                       677,821

Issuance of 260,000 shares of
common stock in connection with
acquisition (Note 3)                                      1,399,320                     1,401,920

Issuance of 88,540 shares of
common stock in exchange for
cashless conversion of 119,060
warrants to purchase common
stock                                                          (885)

Exercise of stock options                                     1,225                         1,495

Amortization of Series D and E
preferred stock                                          (1,000,000)

Issuance of 165,410 shares of
common stock in exchange for
490 shares of Series E
preferred stock                                             418,114

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                           Series D, E and F
                                                                              convertible
                                               Common stock                 preferred stock
                                        ---------------------------   ---------------------------
                                           Shares         Amount         Shares         Amount
                                        ------------   ------------   ------------   ------------
Issuance of 305,000 shares of
common stock in connection
with acquisition of Imagine Digital
Productions I, Inc.                          305,000          3,050

Issuance of 4,000 shares of
Series F preferred stock (Note 5)                                            4,000      3,474,681

Amortization of Series F preferred
stock (Note 5)                                                                            209,929

Redemption of Series D and E
preferred stock (Note 5)                                                    (2,510)    (2,150,232)

Redemption of 74,823 public
warrants at $.05 each

Repurchase of 45,045 shares
of previously issued common
stock                                        (45,045)          (450)

Proceeds received from Section
16c

Net loss for nine months ended
September 30, 1999
                                        ------------   ------------   ------------   ------------
Balances, September 30, 1999              41,205,887   $    412,060        4,000     $  3,684,610
                                        ============   ============   ============   ============

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         CUMULATIVE FROM MARCH 29, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                        Deficit
                                                                      accumulated
                                                         Capital      during the        Total
                                                        In excess     development    shareholders'
                                          Warrants        of par         stage          equity
                                        ------------   ------------   ------------   ------------
Issuance of 305,000 shares of
common stock in connection
with acquisition of Imagine Digital
Productions I, Inc.                                         664,290                       667,340

Issuance of 4,000 shares of
Series F preferred stock (Note 5)                           175,319                     3,650,000


Amortization of Series F preferred
stock (Note 5)                                             (209,929)

Redemption of Series D and E
preferred stock (Note 5)                                   (891,872)                   (3,042,104)

Redemption of 74,823 public
warrants at $.05 each                        (15,773)        12,031                        (3,742)

Repurchase of 45,045 shares
of previously issued common
stock                                                       (49,550)                      (50,000)

Proceeds received from Section
16c                                                         168,988                       168,988

Net loss for nine months ended
September 30, 1999                                                      (4,854,090)    (4,854,090)
                                        ------------   ------------   ------------   ------------
Balances, September 30, 1999            $     84,736   $  9,085,396   $ (7,935,710)  $  5,331,092
                                        ============   ============   ============   ============

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                    Cumulative
                                                                                    period from
                                                         Nine months ended         March 29, 1996
                                                           September 30,        (date of inception)
                                                   ----------------------------    to September
                                                       1999            1998          30, 1999
                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net loss ...............................      $ (4,854,090)   $ (1,294,663)   $ (7,935,710)
                                                   ------------    ------------    ------------
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization ........           418,491          14,977         443,826
       Bad debt expense .....................             6,000                           6,000
       Interest expense for issuance of notes
         payable ............................                                            77,942
       Expense incurred upon issuance of common         677,821          62,500         760,342
       Changes in operating assets and
         liabilities, net of effects of
         business acquisition
         Accounts receivable ................          (127,257)                       (127,257)
         Inventories ........................           (35,183)                        (35,183)
         Prepaid expenses and other .........           (85,935)         (5,772)       (103,493)
         Accounts payable and accrued expenses           81,625          92,937         462,857
                                                   ------------    ------------    ------------
       Total adjustments ....................           935,562         164,642       1,485,034
                                                   ------------    ------------    ------------
Net cash used in operating activities .......        (3,918,528)     (1,130,021)     (6,450,676)
                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Cash paid on business acquisitions, net of
       cash acquired ........................          (337,485)                       (337,485)
     Capital expenditures ...................           (59,666)         (7,740)        (96,812)
                                                   ------------    ------------    ------------
Net cash used in investing activities .......          (397,151)         (7,740)       (434,297)
                                                   ------------    ------------    ------------

Cash flows from financing activities:
     Bank overdraft .........................                            (1,587)
     Proceeds from notes payable and advances         3,099,550         801,636       4,627,304
     Payments on notes payable ..............                          (143,429)       (153,429)
     Redemption of preferred stock and
       warrants .............................        (3,095,846)                     (3,095,846)
     Proceeds from issuance of common stock,
       preferred stock, warrants, and
       other, net ...........................         7,666,584         489,915       8,872,427
                                                   ------------    ------------    ------------
Net cash provided by financing activities ...         7,670,288       1,146,535      10,250,456
                                                   ------------    ------------    ------------

Net increase in cash ........................         3,354,609           8,774       3,365,483
Cash, beginning .............................            10,874
                                                   ------------    ------------    ------------

Cash, ending ................................      $  3,365,483    $      8,774    $  3,365,483
                                                   ============    ============    ============

                                                                     (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                 Cumulative
                                                                                 period from
                                                      Nine months ended         March 29, 1996
                                                        September 30,        (date of inception)
                                                ----------------------------    to September
                                                    1999            1998          30, 1999
                                                ------------    ------------    ------------
Supplemental disclosure of cash
  flow information:
     Cash paid for interest .................   $       --      $       --      $     18,351
                                                ============    ============    ============

     Cash paid for taxes ....................   $       --      $       --      $      3,593
                                                ============    ============    ============

Supplemental disclosure of non-cash
  investing and financing activities:

     Purchase of Network Specialists, Inc.,
      net of cash acquired:
       Fair value of assets acquired ........   $    115,000            --      $    115,000
       Intangible assets ....................      1,600,000            --         1,600,000
       Liabilities assumed ..................       (100,000)           --          (100,000)
       Fair value of assets exchanged .......     (1,402,000)           --        (1,402,000)
                                                ------------    ------------    ------------

       Cash paid, net of cash acquired ......   $    213,000            --      $    213,000
                                                ============    ============    ============

     Purchase of Imagine Digital Productions
      I, Inc., net of cash acquired:
       Fair value of assets acquired ........   $     27,000            --      $     27,000
       Intangible assets ....................      1,010,000            --         1,010,000
       Liabilities assumed ..................        (45,000)           --           (45,000)
       Fair value of assets exchanged .......       (867,000)           --          (867,000)
                                                ------------    ------------    ------------

                                                $    125,000            --      $    125,000
                                                ============    ============    ============

     Issuance of warrants to purchase
      common stock ..........................   $       --      $    313,353    $    397,909
                                                ============    ============    ============

     Exercise of common stock warrants
      in exchange for note payable ..........   $       --      $       --      $      8,556
                                                ============    ============    ============

                                                                     (Continued)

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                 CUMULATIVE PERIOD FROM MARCH 29, 1996 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                 Cumulative
                                                                                 period from
                                                      Nine months ended         March 29, 1996
                                                        September 30,        (date of inception)
                                                ----------------------------    to September
                                                    1999            1998          30, 1999
                                                ------------    ------------    ------------
Conversion of warrants for shares of
  common stock ..............................   $        885    $       --      $        885
                                                ============    ============    ============

Issuance of common stock in exchange for
  accounts payable ..........................   $       --      $     10,951    $     10,951
                                                ============    ============    ============

Common stock issued in connection with the
  merger between the Company and ImaginOn.com   $  4,669,121    $       --      $  4,669,121
                                                ============    ============    ============

                 See notes to consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

1.   The interim financial statements:

     The interim financial statements have been prepared by Imaginon,  Inc. (the
       "Company", formerly known as California Pro Sports, Inc.), and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. The financial statements presented are those of the surviving entity from the merger (see Note 2). It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 1998 Annual Report on Form 10-KSB and the Company's proxy statement dated December 10, 1998, the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1999 and 1998, are not necessarily indicative of the operating results for the full year.

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

     The accompanying consolidated financial statements include the accounts of ImaginOn, Inc., and its wholly owned subsidiaries, ImaginOn Acquisition Corp., IMON, and Network Specialists, Inc. and Imagine Digital Production I, Inc. (Note 3). Intercompany transactions have been eliminated in consolidation. The Company is in the development stage and since inception has devoted substantially all of its efforts to product research and development, raising capital and recruiting personnel.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

3. Business acquisitions:

     On March 8, 1999, the Company acquired Network Specialists, Inc. ("INOW"), an internet service provider for $230,000 cash and 260,000 shares of the Company's common stock valued at approximately $1,402,000.

     Effective July 1, 1999, the Company acquired Imagine Digital Productions I,
       Inc. ("IDP"), a multi-media production studio and publishing company, through its subsidiary ImaginOn Digital Productions, Inc., for $125,000 cash, a $200,000 payable (which was paid in October 1999), and 305,000 shares of the Company's common stock valued at approximately $667,000. In addition, the Company agreed to issue as contingent consideration, up to 105,000 shares of the Company's common stock on June 30, 2000, subject to IDP satisfying certain performance criteria, as defined in the purchase agreement.

     Each acquisition was accounted for as a purchase, and the results of operations of INOW and IDP are included in the Company's consolidated statement of operations from the date of each acquisition. The total purchase price of each acquisition was allocated to the assets and liabilities acquired based on their estimated fair values, including total goodwill of approximately $2,610,000, which is being amortized by the use of the straight-line method over three years.

     The following unaudited pro forma financial information for the nine months ended September 30, 1999 and 1998 give effect to the acquisitions as if they had occurred effective at the beginning of each respective period:

                                                            Nine months
                                                        ended September 30,
                                                     -------------------------
                                                         1999         1998
                                                     -----------   -----------
         Revenue                                     $   385,000   $   361,000
         Net loss                                     (4,920,000)   (1,360,000)
         Net loss applicable to common shareholders   (6,130,000)   (1,360,000)
         Loss per share                                     (.16)         (.06)
         Shares used in per share calculation         38,052,458    21,146,152

     The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisitions had been in effect during the period covered or any future results which may in fact be realized.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

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

     In January 1999, the Company issued 125,000 shares of common stock to a consultant to the Company for introducing accredited investors to the Company who purchased $5,000,000 of Series B/C and Series D and E convertible preferred stock.

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

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Issuance of common stock subsequent to the January 20, 1999 merger:

     In the period ended September 30, 1999 the Company issued 4,075,065 shares of common stock upon the exercise of 4,075,065 options at exercise prices from $.055 to $2.10 per share. The total net proceeds the Company received was $3,846,101.

     For the period ended September 30, 1999, the Company issued 123,200 shares of common stock as bonuses given to new employees. In connection with these issuances, the Company recognized $677,821 of expense.

     In connection with the acquisitions of INOW and IDP, in March 1999, the Company issued 260,000 shares to the former shareholders of Network Specialists, Inc., and in July 1999, the Company issued 305,000 shares to the former shareholders of Imagine Digital Production I, Inc.

     In March and April 1999, the Company issued 88,540 shares of common stock in exchange for the exercise of 119,060 warrants. The warrant holders utilized a cashless exercise provision included in their agreement. In April 1999, the Company issued 165,410 shares of common stock in exchange for 490 shares of its Series E convertible preferred stock. In June 1999, the Company repurchased 45,045 shares of previously issued common stock for $50,000 and in August and September 1999, the Company issued 27,000 shares of common stock upon the exercise of stock options.

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

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

     The  conversion  feature  was "in  the  money"  at the  date  of  issue  (a
       "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At September 30, 1999, the entire amount has been amortized to preferred stock for the period beginning from the date of issuance.

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

                         IMAGINON, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

5.   Shareholders' equity (continued):

     Series F convertible preferred stock:

     In May 1999, the Company issued 4,000 shares of 12% Series F convertible preferred stock (the "Series F") for $3,650,000 (net of offering costs) at a price of $1,000 per share. The Series F is convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion is sent by the preferred shareholders. Additionally 122,553 warrants were issued to purchase common stock with an exercise price of the warrants equal to the lesser of 110% of the closing bid price of the common stock on the closing date, or 100% of the closing bid price of the common stock on the date the convertible preferred shares are redeemed, or 100% of the closing bid price of the common stock on the first trading day after the Company has filed a registration statement covering the shares of common stock to be issued upon conversion of the Series F and exercise of the warrants.

     The  conversion  feature  was "in  the  money"  at the  date  of  issue  (a
       "beneficial conversion feature"). The Company allocated $255,319 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At September 30, 1999, 209,929 has been amortized to preferred stock for the period beginning from the date of issuance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report may contain certain "Forward-Looking Statements" as such term is defined in the private securities litigation reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represents ImaginOn, Inc. expectations or beliefs, including but not limited to, statements concerning ImaginOn Inc. operations, economic performance, financial condition, growth and acquisition strategies, investments, and operational plans. For this purpose, any statements contained from here on that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might" or "continue" or the negative or other variations or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond ImaginOn, Inc.'s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, product acceptance, competition, unavailability of financing, volatility of stock price and any other factors discussed in this report.

RECENT DEVELOPMENTS

On September 9, 1999, the Company released the latest enhanced WebZinger 7.0 version. WebZinger 7.0 incorporates a number of new features, including an enhanced consumer interface. This release of WebZinger 7.0 was supported by the Company's first national consumer print, television and radio advertising campaign, created by Holland Advertising. The campaign began on August 21 and will end on November 15, 1999. This included 25 nationwide college and university markets on top cable networks like Comedy Central, MTV, ESPN, ESPN2 and E!, as well at high profile campus movie events. The first television advertisement started in San Francisco, with nine television spots running on KBHK-TV's special "Star Trek- The Next Generation" marathon. These initial nine spots generated over 25,000 hits to www.WebZinger.com. in that weekend alone. After six weeks into ImaginOn's first national consumer advertising campaign, there were more than 500,000 hits and the Web traffic continued to grow with per-day free trial downloads. The campaign also included demo CD's and print ads in the college-market focused consumer magazine "LINK" and banner ads on top college sites.

At the 1999 ISPCON, ImaginOn unveiled its high-bandwidth Internet portal, www.imon.com, showcasing Internet based interactive television based on ImaginOn technology. ImaginOn's www.imon.com targets small businesses and Net enthusiasts who are into high speed Internet access via cable modem or DSL.

The portal provides a variety of functions, including real-time on-line media searches, interactive TV, music, videos, video games, interactive video travel planners and video shopping catalogs. Also included are traditional features like e-mail, calendar/date books, and customized news channels, among others. Furthermore, many of the interactive TV programs and commercials within the portal were built with ImaginOn's "ImaginAuthor(TM)" authoring system.

The ImOn.com portal will be marketed a number of different ways: as a stand-alone monthly subscription of $9.95 to individuals already connected to the Internet via DSL or cable modem, as a free component of a larger ISP package offered by ImaginOn's wholly-owned subsidiary INOW Internet Services, as a feature offered by ImaginOn-appointed regional ISP distributors and as a site license package to corporations looking to expand their current intranet onto the Web. ImOn.com portal software system can be licensed from ImaginOn by any company that wants their own Internet TV station.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION


On September 14, 1999, ImaginOn announced that it was one of 45 companies around the world selected by Sony Computer Entertainment, Inc. to provide middleware to developers creating content for the Internet- enabled Sony PlayStation(R)2 platform scheduled for launch in 2000. ImaginOn's Chief Executive Officer was invited and presented the company's authoring software at Sony's PS2 developers conference in Japan during the week of September 20th. ImaginOn was the only company there whose authoring system supports seamless n-way branching of digital film with integrated Internet access. As a result of this, ImaginOn expects many developers creating content for the new PlayStation2 will license ImaginAuthor.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth certain operating data of the Company for the periods as indicated below.

                            Three months ended           Nine months ended
                               September 30,               September 30,
                             1999         1998           1999         1998
                         -----------   -----------   -----------   -----------

Net revenues             $   168,721   $       148   $   259,783   $       223
Gross profit                 130,887           148       161,244           223
Research and development     206,906       179,809       818,581       711,293
Sales and marketing          719,999        39,538     2,076,463       306,782
General administrative       884,556       122,103     2,173,001       234,489

Net loss                  (1,633,021)     (363,909)   (4,854,090)   (1,294,663)


"Consolidated" three and nine months ended September 30, 1999 compared to September 30, 1998 of "ImaginOn.Com", before merger with California Pro Sports, Inc.

NET REVENUES

Consolidated net revenues for the three and nine months ended September 30, 1999 increased to $168,721 from $148 in 1998 and to $259,783 from $223 in 1998 respectively. Approximately 91% of this revenue were from INOW the Internet service provider. For the three and nine months ended September 30, 1998, the Company was still in the developmental stage and thus, revenues were very minimal. During this third quarter 1999, ImaginOn began an advertising and marketing campaign for WebZinger with increasing revenues of $7,235 and the two acquisitions of INOW having $153,474 and IDP having $8,012 total revenues.

GROSS PROFIT

Gross profit for the three and nine months ended September 30, 1999 and 1998 increased to $130,887 from $148 in 1998 and to $161,244 from $223 in 1998, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION


RESEARCH AND DEVELOPMENT EXPENSES

Research and Development expense for the three months ended September 30, 1999 increased to $206,906 compared to that for September 30, 1999 of $179,809. This increase was due to additional personnel in this department. There was $14,650 for additional purchase of computer and software equipment and supplies. These items were all less than $1,000, and thus, not capitalized. A $12,096 payment for costs associated with the Sony Computer Entertainment, Inc. licenses to use for development tools in regards to the ImaginOnAuthor and Sony PlayStation2. The remaining $6,902 was for general expenses such as travel, books, and communications. For the nine months ended September 30, 1999 research and development expenditures increased to $818,581 compared to that for the nine months ended to September 30, 1998 of $711,293. This increase primarily resulted from the continual growth of personnel in the software and video production department, for improvements such as WebZinger, WorldCities 2000, video production related to the new Imon.com portal and interactive Internet technology, and SellOnstream.

SALES AND MARKETING EXPENSES

For the three months ended September 30, 1999, sales and marketing expenses increased to $719,999 compared to the three months ended September 30, 1998 of $39,538. This increase is due mainly from the nationwide advertisement and marketing campaign of WebZinger at $473,918, and for marketing and advertisement of $41,823 for Worldcities 2000 products. Another $48,000 was expended for the Imon.com portal graphic design project, $17,397 and $6,779 for general marketing and advertisement for INOW and IDP was spent respectively. Other expenses are for employee payroll and outside sales and consulting fees of $83,935, $27,210 for travel and the remaining $20,937 are for sales and marketing supplies, communication, and printing and reproduction, promotion and related expenses. For the nine months ended September 30, 1999, sales and marketing expenses increased to $2,076,463 compared with the nine months ended September 30, 1998 of $306,782, Due to the expansion and growth of the Company

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended September 30, 1999 these expenses increased to $884,562 compared to the three months ended September 30, 1998 of $122,103. The majority of this increase was from payroll of $450,553 which included $50,000 bonuses to two executive officers, and $204,173 for amortization expense for intangible assets of INOW and Imagine Digital Productions, $109,429 for legal and auditing expenses, and $27,494 for rent. The remaining $92,907 was for general office expenses such as supplies, furniture, computer equipment, depreciation, insurance and travel expenses. For the nine months ended September 30, 1999, these expenses increased to $2,173,001 compared to $234,489 nine months ended September 30, 1998 of theses expenses. This increase was due to the two acquisitions and growth of the Company.

INTEREST EXPENSE AND INCOME, NET

For the three months ended September 30, 1999 there was no interest expense primarily due to the elimination of monthly bridge loans incurred for the Cal Pro and ImaginOn.com merger, compared to the three months ended September 30, 1998 of $22,621. Net interest income of $48,755 was earned from bank deposits such as money market and CD assets compared to $14 in September 30, 1998. For the nine months ended September 30, 1999, interest expense decreased to $28,203 compared to $42,632 for the nine months ended September 30, 1998. This difference was primarily due to the reversal then elimination of the monthly bridge loans incurred from the Cal Pro merger. Interest income for the nine months ended September 30, 1999 was $16,737 compared to $310 ended September 30, 1998. Other income for the nine months ended September 30, 1999 was $64,177 compared to none for the nine months ended September 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, ImaginOn had cash of $3,365,483 and a working capital of $2,854,303 as compared to cash of $8,774 and working capital deficit of $1,281,991 at September 30, 1998. ImaginOn used cash of $3,918,528 in the operating activities for the nine months ended September 30, 1999. During the nine months ended September 30, 1999 the principal uses of cash were to fund the Company's working capital requirements as well as the purchase of two acquisitions.

ImaginOn expect to incur further losses at least through the end of calendar 1999. However, ImaginOn is actively seeking additional funding during calendar 1999. In the absence of receiving additional funding, ImaginOn anticipate that its existing capital resources and cash generated from operations, will be adequate to meet the cash requirements for approximately the next ten months at the anticipated level of operations. Failure to obtain funding would have a material adverse effect on ImaginOn's business, financial condition and results of operations. ImaginOn cannot assure that any additional financing will be available on acceptable terms, or at all, when required by the Company.

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

To minimize this risk, in the first quarter 1999, the ImaginOn's board of directors and management has gone through a series of year 2000 questionnaire and assessments that would impact the full operation of the company. These questionnaires and assessment revealed no significant issues with ImaginOn's ISP (Internet Service Provider), technology infrastructure, facilities or products. Certain vendors/partners/third parties themselves have significant year 2000 programs, the successes of which are also important to the company. ImaginOn, Inc. is establishing a contingency plan for each critical partner, the activation of which will be dependent on the failure of the vendor/partner/third party to achieve key milestones in their programs. The total cost of Year 2000 activities is not expected to be material to the company's operations, liquidity or capital resources. Costs are being managed within each department unit. The total estimated costs are not expected to exceed $20,000. During the third quarter ended September 30, 1999, there was approximately $5,000 incurred to upgrade computer systems. Cost excludes expenditures for replacement systems.

While ImaginOn, Inc. believes that its efforts to address Y2K issues will be successfully completed in a timely manner; the company recognizes that failing to resolve Y2K issues could, in a reasonably likely worst case scenario, increase costs and limit ImaginOn's ability to conduct business operations as well as customers limited utilization of the Internet services which the company provides.

The anticipated costs and timeliness of completion of Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions relating to future events, including, without limitation, the continued availability of certain resources and third party modification plans. However, these estimates and assumptions may turn out to be inaccurate.

Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected.

                                     PART II
                                OTHER INFORMATION

Item 2  Changes in Securities and use of proceeds.

a.   N/A
b.   N/A
c. During the three month period covered by this report, the Registrant issued the following securities:

     Effective July 1, 1999, the Company issued 305,000 shares of its common stock to the former shareholders of Imagine Digital Production I, Inc.
     (IDP) in connection with the acquisition of IDP.

     In August and September 1999, the Company issued 27,000 shares of common stock upon the exercise of stock options.

Item 6  Exhibits and Reports on Form 8-K

a.   Exhibits:

     Financial data schedule

b.   Reports on Form 8-K:

     On July 8, 1999, the Company filed a report on Form 8-K, reporting the Company's acquisition of Imagine Digital Production I, Inc. ("IDP").

     On September 14, 1999, the Company filed an 8-K/A, amending the 8-K filed on July 8, 1999, to include financial statements of the business acquired
     (IDP) and pro forma financial information.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       IMAGINON, INC.





Dated:        November 12, 1999        By:  /s/ David M. Schwartz
                                       ----------------------------
                                       David M. Schwartz
                                       President, Chief Executive Officer,
                                       Chief Financial Officer



Dated:        November 12, 1999        By:  /s/ Thompson Chan
                                       ----------------------------
                                       Thompson Chan
                                       Chief Accounting Officer