Form 10KSB
period 1999-12-31
IMAGINON INC /DE/
filed 2000-03-15
CIK 899444

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                     Commission file number     0-25114
                                              ---------------

                                ImaginOn, Inc.
                   -----------------------------------------
                (Name of small business issuer in its charter)

                      Delaware                                                  84-1217733
 ------------------------------------------------------------        ----------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

          1313 Laurel Street
         San Carlos, California                                  94070
  -------------------------------------                        --------
 (Address of principal executive office)                      (zip code)

Issuer's telephone number   (650) 596-9300
                            --------------

Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.01 par value
            ------------------------------------------------------
                               (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)  Yes    X   No
                                      ---       ---

                           (2)  Yes    X   No
                                      ---       ---

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 State the issuer's revenues for its most recent fiscal year $339,790.

  As of February 29, 2000, 44,409,684 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of ImaginOn, Inc. held by nonaffiliates was approximately $134,606,000.

Transitional Small Business disclosure format (check one):


                                Yes       No     X
                                      ---       ---

                                 IMAGINON, INC.
                                AND SUBSIDIARIES

                                  FORM 10-KSB

This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and our other filings with the Securities and Exchange Commission.

                                     PART I

Item 1.  Description of Business
         -----------------------

      Note: Readers of this report should note that our business materially
      ----
changed after December 31, 1998. Except as otherwise described in this report, the information in this report is given through December 31, 1999. We ceased our prior operations, merged with another company on January 20, 1999 and now are engaged in another line of business.

(a)   Business Development.

      ImaginOn, Inc., a Delaware corporation, is an information technology company focused on developing and marketing broadband Internet television systems to businesses and institutions. Our Internet television system, ImOn.comTV, is a licensed turnkey package that enables any website to present interactive television within a standard browser window on any suitably connected computer. Web sites are places on the Internet. Every web page has a location where it resides which is called its site and every site has an address usually beginning with "http://." The ImOn.comTV interactive "virtual console" offers its users video on demand, video that branches under user command, automated Web searching, and many additional features, customized for each licensee.

      David Schwartz and Leonard Kain started ImaginOn in 1996 to develop better ways for businesses and consumers to take advantage of the Internet and personal computers. Originally, the Internet was called ARPANET after the Advanced Research Projects Agency of the U.S. Department of Defense. This electronic network, which is a multi-dimensional set of items and the connections between them, connects the network host computers together so that a user may go from one Web Page to another efficiently. This electronic connection network began as a government experiment in 1969 with four computers connected together over phone lines. By 1972, universities also had access to what was by then called the Internet.

      On January 20, 1999, ImaginOn became a public company by completing a merger with California Pro Sports, Inc., "CALP", in which their shareholders retained 40% ownership of the merged entity and no representation on our Board of Directors. All business operations of CALP were discontinued prior to the merger and the name was changed to ImaginOn, Inc. ImaginOn currently trades on the Nasdaq SmallCap Market under the symbol "IMON".

Our History
-----------

      The genesis of our technology was at Atari Corporation in June, 1994. David Schwartz, a senior staff engineer and head of the Jaguar CD project, conceived of a new type of interactive entertainment product, named "GameFilm", merging videogame and film formats. Between July, 1994 and June, 1996, Schwartz' team of software engineers and a film production company successfully developed the first Jaguar CD ROM GameFilm title, "American Hero", a Windows 95 runtime engine, as well as a prototype suite of software authoring tools. Len Kain served as a part time consultant to Atari for the GameFilm project.

      Atari went out of business as a result of a reverse merger with JTS Corp. in July, 1996. In the context of this change in business, Mr. Schwartz (a vice president of Atari since October, 1994) negotiated to leave with an Asset Purchase and Licensing Agreement for the GameFilm technology. The Agreement transferred the new technology from Atari to us for a cash price of $258,000.

      Mr. Schwartz incorporated FilmMagic in May, 1996, changing its name to ImaginOn in October, 1996, when Len Kain formally joined the company. During 1996, we concentrated on developing our intellectual property position. During 1997, we hired our core staff, set up our offices and developed our tool set.
In 1998, we developed software applications based on our technology and began field testing our software. Since becoming a publicly owned company in 1999, we have concentrated on building a sales/marketing organization, growing the business by acquisitions, and consolidating our software and services as the ImOn.comTV product, which was introduced on October 26, 1999 at the ISPCON trade show and conference.

Prior Business
--------------

     Prior to January 20, 1999, under previous management, we operated under the name California Pro Sports, Inc., and we imported and distributed products in three participant sport categories: in-line skates; hockey equipment; and snowboard equipment.

      In 1993, we acquired the California Pro in-line skate business from California Pro USA Corp. Playmaker Co., LTD ("Playmaker"), the in-line skate manufacturer and majority owner of the seller, granted to us, an exclusive, perpetual, non-royalty bearing license to the California Pro names and trademarks and entered into a five-year manufacturing agreement to supply substantially all of our in-line skate products. In another acquisition completed on August 1, 1994, we purchased certain assets, including an exclusive, perpetual world-wide license to the Kemper(R) name and trademark, subject to a royalty. We acquired our license directly from the registered owner of the Kemper(R) name and trademark, Front 500 Corporation ("Front 500"). In 1995, we formed USA Skate Corporation, a Delaware corporation, ("Skate Corp."). Skate Corp. was our majority owned (approximately 62%) subsidiary and its financial statements are consolidated with ours in this prospectus. Effective as of April 30, 1996, Skate Corp. acquired 100% of USA Skate Co., Inc. ("USA Skate"), a New York corporation, in a stock purchase transaction. USA Skate owned, directly or indirectly, all of the capital stock of Les Equipments Sportifs Davtec, Inc. ("Davtec"), a Canadian corporation.

      Our in-line skate products were sold in the United States, Canada, the Caribbean and U.S. military bases world wide. Our snowboards and related accessories were sold primarily in the United States and European countries. Through September 1997, we sold our hockey-related products through independent sales representatives and independent distributors in the United States, Canada and various other countries.

      We had continual operating losses and in 1996 and 1997, when our management decided to restructure the company and reduce our debt. The components of the restructuring plan included management's decision to: cease operating its California Pro and Kemper licenses; begin to concentrate on sub-licensing its trademark rights; eliminate most of the operating and overhead expenses; and look for a merger candidate in a new line of business.

      Management's Plan of Restructure

      As a result of continuing operating losses, our Board of Directors, early in 1997, decided to restructure and de-leverage the company. Accordingly, in September 1997, we and Skate Corp. sold assets of the ice hockey related business (including the trademark rights to VIC(R), VICTORIAVILLE/TM/ and McMartin/TM/)to Rawlings for $14.5 million plus the assumption of $1million of debt. The proceeds of the sale were substantially utilized to pay secured revolving lines of credit, purchase the remainder of the trademarks from the previous owner, and partially reduce notes payable of Skate Corp. to unaffiliated note holders.

      As a result of the sale to Rawlings, and other restructuring and deleveraging activities, including the assumption and assignment of certain notes and trade payables to third parties in exchange for our common and/or preferred stock, we reduced our liabilities from approximately $18,988,000 at January 1, 1997 to approximately $1,500,000 at December 31, 1998.

       As part of the restructuring plan, we eliminated most of the overhead expenses associated with our sporting goods business and entered into two sub license agreements regarding the use of the Kemper name. Effective May 1, 1997, we entered into an agreement through April 30, 2000 with United Merchandising Corp., a California corporation. We granted United Merchandising Corp. a non-exclusive, non-transferrable license to manufacture and/or purchase and sell various snowboarding apparel bearing the name and/or logo of "Kemper", in its retail stores in the United States. The royalty rate was 7.5% of the cost to United Merchandising Corp. with a minimum of $30,000 per annum. United Merchandising Corp. has an option to renew for one or two additional years. From May 1, 1997 through April 30, 1998 we received royalties of approximately $34,300.

      Effective in February 1998 we entered into a two year exclusive Licensing Agreement with Jaysport International, Inc. Subject to the prior sub-license granted to United Merchandising Corp., we sub-licensed to Jaysport International, Inc. the exclusive worldwide right to use the Kemper name and trademark on snowboards, related equipment, clothing and accessories. Jaysport International, Inc. had the option to renew the agreement for additional two year periods thereafter. The agreement included a royalty payment of 3% of net sales on all products with a minimum royalty of $25,000 per annum.

      Accordingly, in the second quarter of 1997, we began liquidating remaining inventories and commenced a search for sub-licensees and a merger candidate. As a result of its search, on October 2, 1997, we signed a letter of intent to merge with ImaginOn. Thereafter, we signed an agreement and plan of merger as of January 30, 1998 under which there was an exchange of 100% of the outstanding shares of ImaginOn for approximately 60% of the outstanding post merger common stock of the company. The transaction was completed on January 20, 1999.

(b)   Business of Issuer.

      The software technology invented by our founders is the subject of two U.S. patents. The primary functions of our applications are authoring media intensive data and interactive playback of media intensive data. On the authoring side, we enable automated data collection and organization, manually guided collection and organization, or a combination of automated and manual operations. Our authoring software is used to create Internet TV content. On the playback side, we enable access and manipulation of interactive high bandwidth streaming video. A stream is digital data that is transmitted or delivered as a continuous flow of information within a channel. The stream may or may not have a fixed duration. Examples of streams are digitized audio and digitized video. To view or hear something in real-time means to see or hear it immediately and without any slowdowns. Real-time audio on the Internet, for example, means the user does not have to wait an entire audio file to download, but can, almost immediately, start listening to the audio as it is coming to them. Our media playback features interactivity that goes beyond simple click-throughs. Real-time seamless branching of video streams, and simultaneous real-time seamless integration of Web research data within Internet TV, are fundamentally new features created by us.

Corporate Positioning
---------------------

      Personal computers with high performance video processing technology, CD or DVD ROM disc drives and Internet World Wide Web access are now the standard configuration in the marketplace. The World Wide Web is a full-color, multimedia database of information through web pages connected together through links, which transport a user from one Internet site to another with just a click of the mouse and are distinguished by a different color than the rest of the text on the screen for text links and a frame for graphic links. A CD-ROM or what is also called a Compact Disc has Read Only Memory. A CD-ROM is any compact disc which contains computer data. These discs can store large amounts of data. If there is a large amount of data on a CD-ROM, then it is usually impractical to copy the data to the hard disk, in this case, you must insert the disc whenever you want to use the data. The ROM simply means that you cannot save information onto these discs. CD-ROM may also refer to the drive used to read these discs. DVDs are digital video discs or digital versatile discs. DVD ROM is similar to a large capacity CD ROM. DVD movies are DVD discs containing digitized Hollywood movies. DVD Ram, Random Access Memory, is recordable DVD media, like CDR, CD Recordable, and CDRW, CD Read/Write discs. Dataquest projects that the installed base of such machines will be over 100 million by the end of year 2000. The Software Publishers Association reports that over 60% of American homes now have a computer. By many estimates, the total number of "subscribers" to the Web exceeds 50 million in the USA alone. One in five online users say that they have made a purchase online at least once. E-commerce is expected to be a $40 billion business in 1999, and over $1 trillion by 2003. Virtually every Fortune 1000 company has established Internet and intranet electronic information and commerce systems. These new systems connect corporate staff to each other, suppliers to purchasers, and customers to vendors.

      Todays ongoing PC-Internet revolution is just the beginning , comprising one half of the future of electronic data processing, interaction and entertainment. The second half will be high definition television (HDTV) and its peripheral equipment, such as Digital Video Disc (DVD) players, DVD recorders, set-top cable or satellite boxes and camcorders. This new generation of TV is designed to be interactive, digital, and compellingly high quality.
The overlap of functionality has already started. In the opinion of our management, the eventual convergence of the Web, PCs and TV is inevitable.

      We foresee a future with tens of thousands of TV channels, mostly on the broadband Internet. While broadband Internet access serves less than 2 million users today, it is widely believed that more than 20 million broadband connections will be deployed by 2002. Initially, virtually all Internet TV users will be watching, and interacting, on their PCs. Eventually, HDTV sets with broadband Internet connections may become dominant. Our ImOn.comTV system delivers Internet TV on PCs with broadband connections today, and will perform equally well or better on HDTV, when it becomes more widely available.

      Our software takes advantage of the PC-Internet infrastructure in both the business to business and consumer marketplaces. In the business marketplace, our ImOn.comTV provides significant competitive advantages and increased internal efficiencies to business users. For consumers, ImOn.comTV delivers faster, higher quality experiences for information, education and entertainment. For the emerging digital broadcast industry, ImOn.comTV is a comprehensive solution for creating interactive TV content, video server data management, ad insertion, user feedback and interactive advertising.

Our Marketplace
---------------

      The market for ImOn.comTV is all business and institutions that are heavy Internet users for their own internal purposes or service the general public over the Internet. Examples of potential client businesses that service the public include entertainment companies, news companies, cable TV stations, and Internet portal operators. Examples of potential client businesses that use the Internet in conjunction with their intranets for internal purposes are large electronics companies, banking companies, national real estate companies, and automotive manufacturers and their suppliers. Institutional examples are universities, national health care organizations, and governmental agencies. Since the market for ImOn.comTV is so large and diffuse, we will focus our efforts on those businesses that have the most to gain by licensing the product as soon as they become aware of it. Judging by the companies that have expressed interest in purchasing ImOn.comTV systems to date, the early adopters will be Internet companies that are video-media centric.

      To attract licensees by demonstrating the quality and capability of ImOn.comTV, we operate a high-bandwidth Internet portal, ImOn.comTV. This Internet TV station is built out of our software components, plays original video content produced by us using our authoring tool, and features our own search engine. Furthermore, ImOn.comTV is hosted on our own servers at our own Internet Service Provider, in San Jose CA. The fact that virtually all aspects of this system are owned by us reassures potential customers that we can deliver and support ImOn.comTV in all respects, from authoring content to streaming Internet broadcasting.

      ImOn.comTV addresses the e-commerce software market with its sellONstream component. E-commerce is a new and rapidly growing segment of the Internet, defined as transactions made online. For the calendar year 1998, e-commerce sales were about $4 billion. Of this, $2.3 billion was during the holiday season alone, up from $1.1 billion in the same period during 1997. E-commerce is estimated to have exceeded $40 billion in 1999. The top items purchased online are software, books, computers, travel, music, food/gifts and clothing. The software used by the businesses to accomplish e-commerce include website hosting applications, credit transaction applications, website creation and editing applications, and database management applications.

      Additional markets where ImOn.comTV's features will be useful include Interactive Education/Training and Interactive Advertising. The market for computer-based educational and training systems is already a $6 billion industry serviced by thousands of small vendors. Interactive advertising is just beginning to be an industry, based on Internet banner ads. In the near future, as digital HDTV is deployed, interactive advertising will enter the TV mainstream.

      We are developing a "lite" downloadable version of our ImaginAuthor/TM/ authoring tool. Unlike the full-featured pro version of ImaginAuthor included with every ImOn.com TV product, the downloaded version will be suitable for use by anyone who can use a word processor. Corporate training departments and educational content developers can then create Learning on Demand applications. Learning on Demand, a term popularized by Stanford Research Institute, is a feature of training systems that have very rapid response and delivery capabilities. When any desired content is delivered at the time it is requested, or shortly thereafter, for immediate consumption, learning on demand is enabled. The learning may be about concepts, products, business results or any topic at all. The data itself may be in the form of digital video, text, audio, Web pages, spreadsheets or any mix of those forms.

      As digital broadcast television emerges, and the Internet gains bandwidth, methods of advertising are adapting; taking advantage of these new environments to sell smarter and harder. The first new form of advertising to arrive in this space is the banner ad. On some websites today, these small graphical displays consume up to 20% of the display area on computer screens. Most banners are composed of a stationary graphic image or message, like a small ad on a magazine page. Some banners are animated, like simple TV cartoons, to improve their eye appeal. It is estimated that the annual business of banner ads was over $700 million in 1999. By the year 2000, this business may exceed $1 billion, not counting ads within digital television.

      Today's banner ads are weakly interactive; limited to hyperlinking to the ad sponsors website. When the ad is clicked, the user is transported by their browser to a new website. This abrupt change of venue is cited by many Web users as the primary reason they do not like banner ads. A more sensible, effective, and user-friendly approach is needed. ImOn.comTV's video ads respond to user clicks with context-based sensitivity, making the transition from the video presentation to a sales website and then back to the video presentation more acceptable.

Business Model
--------------

      In the short run, we will generate revenues in two ways: selling Internet connectivity via iNow/TM/, and selling ImOn.comTV licenses. The two revenue sources are synergistic, in the sense that iNow will use ImOn.comTV to attract ISP clients, and ImOn.comTV can point potential clients to iNow. Both parts of the business are aimed at the same high-end market. Over the longer haul, as more businesses license ImOn.comTV, the ISP percentage of revenues is expected to decline.

      iNows's target client is a business or institution that wants a single-source package deal, including Internet connectivity at high bandwidth, the hardware to do it, a website, e-commerce support and technical support. As a high end, high performance supplier, we believe iNow's gross margin is substantially higher than that of a commodity ISP, like Earthlink.

IMON.comTV Features
-------------------

      To demonstrate our Internet TV system, we created the ImOn.comTV Internet portal. This portal has guest demo pages where any visitor with a connection speed of 384 kbps or higher can preview the key features of the portal in a three minute interactive video presentation. This presentation is based entirely on our technology, clearly illustrating its benefits. Guests experience our unique real-time seamless branching video with integral Web data, plus a WebZinger research report on the same topic in the same window. The following are brief summaries of the content of our Internet portal.

      WebZinger/TM/Online

      WebZinger is a data mining Research Engine that searches the Web, downloads each website's highlights, then formats the results into an illustrated report, complete with audio and video. WebZinger acts as a personal research assistant, substantially increasing the efficiency of Web searches for both naive and sophisticated users. WebZinger is fully integrated into ImOn.comTV's virtual console.

      A unique feature of ImOn.comTV is that Web searches are automatically performed based on the topic of the current video window whenever the user clicks the "Go" button on the console. For example, while touring New York City in video, the State of Liberty is shown. If the user clicks the Go button at that point, WebZinger starts a search on "Statue of Liberty", without having to type anything. Of course, WebZinger does have a search term entry window, so users can type into it at any time, as with a standard search engine. When WebZinger has results ready, usually within a few minutes, a formatted report is presented on-screen.

      WorldCities 2000/TM/

      WorldCities 2000 is a series of interactive travel planners for distribution on broadband Internet, CD and DVD. Travelers will use WorldCities in interactively tour a city, on film, from the driver's seat, deciding which way to turn and what to see. Integrated Web access provides in-depth topical information about whatever is in front of the driver. By the end of April, 2000, the first volume will be complete, containing San Francisco, New York, London and Paris. Each city tour contains over 120 minutes of TV-quality video and links to over 1000 Websites.

      WorldCities 2000 travel planners are virtual tourism that is useful to both business and consumer travelers. On any PC or advanced digital cable TV, the user can navigate real cities as if they, themselves, were driving the car through the city. The camera's viewpoint is the driver's seat, looking through the windshield. At key intersections, the user can turn the car left or right, without stopping. An on-screen button labeled "Go Online" instantly connects the user to the Web page most relevant to the view ahead. For example, in WorldCities 2000 San Francisco, when the user sees Pier 39's Underwater World, the Go Online button causes the browser to open a window and display Underwater World's website, live. Since the website is updated frequently by Underwater World, the information about show times and pricing it always current.

      sellONstream/TM/

      The same underlying software engine that powers WorldCities 2000 also powers sellONstream, our video e-commerce solution. Advertisers who want to sell products via the Web, and at the same time use full-bandwidth video content to motivate buyers will distribute sellONstream CD ROMs as stuff-ins to catalogs, magazines and newspapers. Viewers will insert the CD into their PC and get a highly entertaining product-related pitch with one-click access to e-commerce websites. High bandwidth Internet users can access sellONstream presentations directly from ImOn.comTV, or any ImOn.comTV enabled website, using the CDs only to validate special offers and product discounts.

      The unique selling proposition of sellONstream is that it is the only way to deliver TV-quality interactive video fully integrated with the Internet to users with 28.8 or 56 kbps modem connections. Even low bandwidth users do not see any discontinuity between the video playback and Web pages. The single-focus branded window approach guarantees businesses that their message is the sole message the viewer will see when their presentation is on screen.

      Initially, we will produce the sellONstream presentations for clients, converting their existing videotape. Eventually, clients will use our ImaginAuthor tools and produce the CDs or website-sourced interactive streaming video themselves.

      American Hero

      The never-released interactive movie and PC videogame, American Hero, was developed by our founders while at Atari Corp before that company's demise, and our startup. At ImOn.com, Internet TV users can play this interactive movie today. In addition to being a novelty item for the ImOn.comTV demo site, American Hero will also serves as an example of how interactive film can be released on the Web. The goal is to attract film producers, who will license our tools to create their own interactive movies.

      ImaginAuthor/TM/

      Our authoring tool for creating interactive video with integral Web data, ImaginAuthor, is a large CAD system-like environment that enables the creation of large, complex software products like WorldCities 2000, sellONstream and American Hero, without programming. All licensees of ImOn.comTV receive a copy of ImaginAuthor for their own use in creating interactive content. To increase awareness of our technology, and to generate free content for ImOn.comTV, a no-cost, limited, but fully functional version of ImaginAuthor, including the ImaginOn Player, will be downloadable from ImOn.comTV sometime in 2000. Content created with ImaginAuthor can then be played back on any suitable PC, burned onto CD ROM or interactively streamed from ImOn.comTV stations.

Our Technology
--------------

      Our core technology, Transformational Database Processing and Playback, has been granted two U.S. patents. The embodiment of Transformational Database Processing and Playback is a set of 14 software tools. In the hands of webmasters and programmers, these tools are used to create new applications and content. New products created with our tools are characterized by seamless real-time access to video, audio, graphics, text, HTML and 3D objects from multiple remote or local databases. HTML is Hypertext Mark-Up Language and is not really a programming language, but a way to format text by placing marks around the text. For example, HTML allows a user to make word bold or underline it. It is the foundation for most web pages. Java applets are mini-software programs written in the Java language that run inside a Web browser window. A Web browser is a tool program that allows a user to look around the web.
Objects are self-contained items of information that have predefined attributes and behaviors. Objects are used by computer programs to store data and represent data. Examples of objects are digital images, a text page, a display window. With our intellectual property secured by patents, we will license our tool set to businesses for building e-commerce, data mining, interactive entertainment and training applications.

     Our core technology, Transformational Database Processing and Playback, has three components: database analysis; network synthesis; and real-time adaptive playback

     The source database for our analysis can be any data file or set of data files which may contain multiple classes of data, such as text, video or audio. In the case of WebZinger, the source database is the entire World Wide Web, where allowable data classes are images, movies, audio, text, HTML and Java applets. In the case of WorldCities 2000, the source database contains text, Uniform Resource Locators which are the address of an Internet site, video, and audio files. During database analysis, filters based on selection criteria are used to screen out irrelevant data and accept desirable data. The organization of the data with respect to its position in the database is preserved.

     Our network synthesis is the process of creating a "playable" network consisting of data items and decision points. The synthetic network is hierarchical and tree-like in that it has a trunk, branches and leaves. Decision nodes, which are the points within a network where an item resides, or a connection is made to an item in the network, connect the branches to the trunk and the leaves to the branches. The distance from the trunk at which a data item is placed out on a branch is usually determined by its quality of match to the database analysis criteria. The network synthesis process can be entirely automatic or manually guided.

     Our real-time playback is the part of Transformational Database Processing and Playback technology that most users see. The desired data items selected during database analysis and organized within a synthetic network are played in real time, sequentially and seamlessly. When the synthetic network contains solely digitized film clips, the resulting playback forms an interactive movie. If the network is populated with still images, such as Web pages, playback forms an interactive slide show. Our network filled with text pages is a hypertext electronic book, magazine or newspaper. Hypertext is text on a web page that links the user to another web page. The hypertext, or links will usually be a different color than the other text on the page and is usually underlined. Our synthetic networks can be layered one on top of the other, with live cross-references. For example, in our WorldCities 2000 interactive travel planners, a network made of video clips references the Web, providing a whole new way of navigating data space visually.

     The current implementation of ImOn.comTV utilizes Apple Quicktime for its video streaming. In addition, we have updated our basic playback engine to allow for use over the Internet. There are two basic ImOn.comTV software components used to create an ImOn.comTV station. The first is a streaming video interface that is net savvy and recognizes Quicktime formats. The second is a group of java servlets, designed to make Mac, Windows and other future target systems behave the same way on all ImaginOn technology-based Internet TV stations.

Our Software Tools
------------------

     We have developed the following basic tools that can be combined in many different ways to create software application programs. Each tool can be used as a standalone application when needed, plus, each tool is designed to communicate and interoperate with every other tool in the set. ImOn.comTV, WebZinger, sellONstream, American Hero and WorldCities 2000 were each built using different combinations of the basic tools:

     Search Driver contains a set of parameters and interfaces to commercially available search engines and database query engines. Input to Search Driver is plain English text. Search Driver's output is specific to every engine it supports.

     Network Analyzer takes a text description of a complex network, such as the netlist of a drawing tree or a schematic diagram and determines the system requirements for real-time playback of the data elements or objects.

     Network Walker traverses a data network such as a LAN or the Internet and compiles a map that can be utilized by our other tools. Network Walker is guided by user-controlled parameters.

     Filter filters data sets or data objects to determine the degree of match to a set of user-defined parameters. The filtering process is based on the digital signal processing (DSP) model in which filters can be cascaded, tapped and fed back on each other in many configurations.

     Formatter normalizes data objects so that they can be displayed or played in real time. This process can be lossy, which is a digital process that loses information, or lossless, which is a digital process that preserves information, depending on user requirements.

     Network Builder constructs a synthetic network of data elements or objects that can be traversed in real time.

     Network Compiler takes the netlist created by Network Builder and data objects processed by Formatter and generates an output file that Presenter can use. A compiler is a software program that processes a structured set of data and creates another data set. If the data is a computer program written in a human-readable language, the output will usually be a set of instructions that can be executed by a computer to perform the tasks the programmer intended.

     Live Linker manages a list of active Web addresses and the pointers to specific data objects in the playback stream, enabling the Browser tool to include live Web pages side by side with "canned" data objects, such as video recordings. Live Linker is used to create the hybrid of CD data plus Web pages.

     Smart Buffer reads the compiled network of links and objects, then fetches data ahead of time, from disk or network, so Presenter never has to stop or pause during playback. A buffer is a storage area for a finite amount of data in a computer system or digital transmission system.

     Presenter displays, or plays back, data objects to the user in real time. Presenter allows the user to make real-time choices among data objects as they are played back.

     Browser allows users to visit websites and hyperlink to other websites. A hyperlink is a data object, such as text or an image, that has a dual purpose. The first purpose is to convey information in the form of text or a picture.
The second purpose is to connect the user to another data object, that may be somewhere else entirely separate from the text or image presented. For example, on an Internet Web page, the word "Poodle" within a text about dogs might serve to connect the user to another web page specifically about poodles, when the user clicks their mouse button while their cursor is on the word "Poodle." Browser is similar in functionality to Microsoft Internet Explorer and Netscape Navigator, minus features like email and editing. Browser is based on the Java Ice Browser, which we have licensed.

     User Profiler monitors the playback of data objects and decisions made by the user with respect to those objects. The user profile derived from this history can be used to automate playback as well as adapt playback to the user's preferences.

     Streaming Video Interface, a low level video format interface, allows our technology to be used with many types of video formats of different programming interface models. It allows for the same code base to support CD formats, Internet formats and in the future, cable and set-top formats without significant modification.

     Communications Servlet, a set of servlets running on a server, allows our products to support interfaces with various web browsers on selected platforms without specific modifications to each component. This allows for easy plug-in to different platforms and browsers.

Our Competition
---------------

     In the Internet television systems industry segment, we have no direct competition. Numerous companies, large and small, offer some portion of the services or capabilities of ImOn.comTV, but there are no other single vendor integrated solutions. Our competitive advantage in this field is derived from our unique proprietary technology that integrates interactive video playback with media-intensive data mining.

     In the high bandwidth interactive streaming video authoring and playback software business, we have no direct competitor, yet. Several companies offer components that can be used to implement portions of a networked system, but no other company offers a complete turnkey solution like ours. Among the competitors that provide software components that can be used to build a similar, lower performance, less capable system, are Microsoft, Broadcast.com, RealNetworks, Oracle and Macromedia.

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

     RealNetworks Realvideo and Microsoft's Mediaplayer are the main streaming-only video players in the market today. Neither systems' authoring tools or playback mechanism allows for real-time branching or integrated Web browser data. To get from one video clip to the next, these systems stop. To show Web information, they require a separate browser window. Our authoring and playback systems remove both of these limitations, enabling true TV image quality and videogame-like branching, with live Web pages inside the player.

     Our software tightly couples data acquisition, processing and display into a single solution, which can be distributed among processors in a network or be entirely located in a single PC. This architecture is the best guarantee that data will always be presented in real time. For applications such as broadband Internet, interactive TV, and hybrid CDs or DVDs, this is our main competitive advantage.

     Macromedia is another company that provides tools that can solve part of real-time multimedia network delivery problem. Their "Director" software can manage mixed data format objects within the context of creating a multimedia application. Macromedia dominates the market for multimedia authoring.
However, Director is not a general-purpose system, nor does it support real-time playback. To Director's further disadvantage, its content authoring system is based on a proprietary non-standard programming language called "Lingo".

     Our competitive advantage with respect to Macromedia in Macromedia's own market is our software's customizability based on a programming-free assemblage of software tools, and its real-time playback capability. The steep and lengthy learning curve associated with Director's Lingo programming language is a major barrier to its widespread use for corporate training products. Director's sluggish almost-real-time playback is one of the reasons multimedia in general has earned such a poor reputation in the entertainment products marketplace.

     Within the Internet search engine marketplace, there are at least two dozen products aimed at Web users for the purpose of searching the Internet. All of these search engines are primarily list generators; leaving the actual data evaluation and retrieval to the user. The few search engines that do offer media retrieval, do not provide much control or formatting of the output. Positioned as a research engine, WebZinger actually does the heaving lifting of finding, retrieving and formatting rich media assets from the Web.

Strategic Corporate Relationships
---------------------------------

     Our management realizes that partnering and associating with larger companies are critical to our success. So far, four large companies, Intel, Sun, Apple and Sony are working with us. Their participation in our marketing activities has been limited in part by our perceived financial instability during our startup phase, and the high maintenance requirements in terms of our staff time. As we become more stable, and marketing activities increase, it is anticipated that these relationships will become more productive.

     Intel

     In March, 1997, our demonstration of the world's first and only broadcast-quality interactive movie caught the attention of Intel Corporation engineers and marketing staff. Intel and us agreed to Intel use of our demo software in return for loans of Intel computers and some reimbursement of expenses. Intel first used our demo in the keynote address opening COMDEX 97 in Japan and has since used our demonstrations at the launch of the Pentium II, PC Expo, COMDEX Canada and many other events. We have adopted Intel's concepts of knowledge management and visual computing.

     Sun Microsystems

     In July, 1997, we demonstrated an early version of our Web research software to Sun software engineers and marketing staff. They liked what they saw and assisted us in achieving 100% Pure Java certification. ImaginOn has been an invited Java and E-commerce Partner participant in five trade shows with Sun.

     Apple Computer

     In mid-1998, ImaginOn, Inc. and Apple agreed to cooperate in optimizing WebZinger for K-12 school use, on Apple hardware. Upon successful completion of that development work, Apple introduced us to Apple's educational market national distributors, who began evaluating WebZinger School Edition. Subsequently, 1n 1999, these distributors included WebZinger SE in their marketing programs.

     Sony Computer Entertainment Inc. (SCEI)

     After years of periodic contacts and presentations to software development personnel at SCEI in nearby Foster City CA, Sony developer relations staff visited us in the Summer of 1999 to be briefed on our authoring tools for branching digital video. After a series of follow up meetings at SCEI, we were invited to submit ImaginAuthor for approval as "middleware" for the PlayStation2(R) (PS2) computer entertainment system. SCEI approved ImaginAuthor for this use, and consequently we became a Sony licensee for Playstation2 development.

     Our management believes that some Playstation2 developers will adopt ImaginAuthor for creating interactive movie titles, both with and without Internet access. Since most PS2 developers are in Japan, we reached a distribution agreement with AiCube of Tokyo, Japan, to localize ImaginAuthor and support Japanese users.

Overcoming Barriers to Success
------------------------------

     Since our inception, we have developed a base of intellectual property
(IP), software tools to implement our technology, and software applications that demonstrate the value of our IP. Both the software tools and the applications have the potential to become revenue generating lines of business. The main barriers to achieving business success are:

     .  Cost of a successful market entry
     .  Critical approval and customer acceptance
     .  Proof of commercial viability of the tool set

     All of the above barriers can be overcome with sufficient corporate infrastructure, funding, time and effort. Success depends on planning and accomplishing highly targeted activities that will have a cumulative, synergistic effect. A shotgun approach that spends a little bit here and there promoting each of our tools and application in parallel is doomed to failure.
By focusing all of our marketing and sales efforts on the ImOn.comTV product, we will maximize the effect of promotions and advertising.

     Critical approval and customer acceptance will never totally overlap. Nor is customer acceptance dependent entirely on critical approval. Nonetheless, they are closely linked. The few initial reviews of our Beta versions and demos of our products have been good. American Hero was selected as a finalist in New Media magazines annual software competition. An early version of WebZinger was favorably reviewed in PC Magazine. WorldCities 2000 was favorable reviewed in New Media magazine. With the emphasis now on ImOn.comTV, we will be targeting business and Internet media with PR and advertising.

Personnel
---------

      Our founders are David M. Schwartz, President, and Leonard W. Kain, formerly our Vice President, Engineering. Mr. Kain now serves as a consultant to us. The total staff size is 33 persons, plus 13 consultants and contractors. The Executive Committee is composed of our President, our Chief Financial Officer, Vice President of Business Development and Vice President of Marketing.

Risks Relating to Our Business
------------------------------

We have little relevant operating history to evaluate performance or prospects.

      Prior to the fourth quarter of 1999, we considered ourselves to be a development stage company, and engaged primarily in research and development activities, raising capital, acquiring businesses and recruiting personnel. In the fourth quarter of 1999, we began selling our broadband Internet televison software systems, which we developed in conjunction with technologies and
resources obtained in part through our business.   We also completed a
$6,000,000 private placement of our common stock and warrants. While as a result of these events, beginning in the fourth quarter of 1999, we no longer consider ourselves to be a development stage company, we have little relevant operating history upon which we can evaluate our performance and prospects. We face all the risks common to companies in their early stage of development, including:

     .  undercapitalization;
     .  cash shortages;
     .  high capital expenditures;
     .  unproven business model;
     . difficulties in managing rapid growth; and . lack of sufficient customers, revenue and cash flow

      Although our personnel have experience in developing and commercializing new products based on innovative technologies, unanticipated expenses, problems or technical difficulties could occur which would result in material delays in product commercialization. Our efforts may not result in successful product commercialization.

We will need additional capital to fund operations.

      We will require additional financial resources to fund our new product development and growth. Although we are actively exploring options for funding, we have received no commitment from any person or source for that financing, and adequate financing may not be available on reasonable terms. Our failure to acquire additional funding when required could impede new product development and growth and, ultimately, our performance and prospects.

Our earnings growth is dependent upon acceptance of our products.

      Our earnings growth depends primarily upon market acceptance of our software products. Our products may not be able to be successfully marketed or achieve customer acceptance.

Our success depends on the introduction of new products and product enhancements.

      Our success in the software development business is heavily dependent upon the timely introduction of successful new products or enhancements of existing products to replace declining revenues from products at the latter stage of a product cycle. Consumer preferences for software products are difficult to predict, and few consumer software products achieve sustained market acceptance. If revenue from new products or enhancements does not replace declining revenues from existing products, we may experience:

     .    lower operating revenues
     .    lower net revenues
     .    lower cash flows
     .    less liquidity

Production delays could inhibit our success.

      The process of developing our software products is extremely complex. A significant delay in the introduction of one or more new products or enhancements could have a material adverse effect on the ultimate success of such products and we may experience:

     .    lower operating revenues
     .    lower net revenues
     .    lower cash flows
     .    less liquidity

We operate in a developing market with increasing participants.

      The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those we possesses, it is possible that a single supplier may dominate one or more market segments. Additionally, there may be insufficient market acceptance of our products because the market for Internet products and computer software changes rapidly.

We are heavily dependent on our management.

      Our success depends upon the personal efforts of our President and Chief Executive Officer, David M. Schwartz. The loss of the services of Mr. Schwartz could have a material adverse effect on our business and prospects. We do not have "key-person" life insurance on Mr. Schwartz.

Our success is linked to our ability to hire and maintain personnel.

      Our success depends on our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel.

We are dependent on contracts with other companies for promotion of our products and reputation.

      We have entered into agreements and informal relationships with other software and computer companies under which the companies will use our products. We believe these arrangements are important to the promotion of our products and the public recognition of the "ImaginOn" name. These arrangements typically are not exclusive, and may be terminable upon little or no notice. Termination or alteration of these agreements could have any of the following effects on us:

      . limit or eliminate the market for our products
      . limit or eliminate public recognition of the "ImaginOn" name . reduce revenues
      . lower cash flows
      . impair liquidity

We regard our patented technology as proprietary.

      Our success and ability to compete is dependent on our proprietary technology. We regard our technology as proprietary and we rely primarily on U.S. patent, trademark, copyright, trade secret laws, third-party non-disclosure agreements and other methods to protect our proprietary rights. The steps taken by us to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, and similar proprietary rights. Additionally, effective trademark, patent, copyright and trade secret protection may not be available in every country in which our products and media properties will be distributed or made available through the Internet.

We could be affected by Year 2000.

      We are aware of the issues associated with the programming code and embedded technology in existing systems for the Year 2000. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because the programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the Year 2000. The Year 2000 issue creates risk for us from unforeseen problems in our own computer systems and from third parties, including customers, vendors, banks etc. Failures of our and/or third parties' computer systems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity, and financial condition, though the impact is unknown at this time.

      To minimize this risk, in the first quarter 1999, our board of directors and management went through a series of Year 2000 questionnaires and assessments that would impact our entire operation. These questionnaires and assessments revealed no significant issues with our Internet service provider, technology infrastructure, facilities or products. Certain vendors/partners/third parties themselves have significant Year 2000 programs, the successes of which are also important to us. We established a contingency plan for each critical partner, the activation of which is dependent on the failure of the vendor/partner/third party to achieve key milestones in their programs. The total cost of Year 2000 activities is not material to our operations, liquidity or capital resources. Costs were managed within each department unit. The total estimated costs did not exceed $20,000. Cost excludes expenditures for replacement systems.

      We recognize that failing to resolve Year 2000 issues could increase costs and limit our ability to conduct business operations as well as limit customers utilization of the Internet services which we provide.

      Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected.

      While we have not experienced any difficulties arising from Year 2000 issues, we cannot be certain that we may not experience such difficulties in the future.

Risks Related to the Internet and the Internet Industry
-------------------------------------------------------

We face significant competition from other providers of Internet products and computer software.

       The markets that we intend to enter for our Internet products and computer software are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. Further, the cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. For example, current and future competitors with greater financial resources than us may be able to carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to software developers and co-development partners than us. It is possible that we may not have the resources to withstand these and other competitive forces.

We may become subject to government regulation.

      We are not currently subject to direct regulation by any government agency in the United States, other than general business regulations applicable to conduct businesses generally. Currently there are few laws or regulations regarding access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. These laws or regulations, if adopted, could also limit the growth of the Internet, which could, in turn, decrease the demand for our proposed products and services and increase our cost of doing business. Inasmuch as the applicability to the Internet of the existing laws governing issues such as property ownership, libel and personal privacy is uncertain, any new legislation or regulation or the application of existing laws and regulations to the Internet could have an adverse effect on our business and prospects.

We could be held liable for some of our services.

      Because materials may be downloaded by the online or Internet services operated or facilitated by us and may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of these materials. These types of claims have been brought, and sometimes successfully pressed, against online service providers. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any impositions of liability or legal defense expenses are not covered by insurance or in excess of insurance coverage could effect our revenues, cash-flow and/or liquidity.

Item 2.    Description of Property
           -----------------------

(a)   Facilities
                                                            Lease (L)     Annual
Location                       Use              Sq. Ft.       Own (O)      Rent
--------                       ---              ------      ---------     ------

1313 Laurel Street        Corporate Offices    approx. 5,000   L*        $54,485
San Carlos, CA 64070

1000 Ames Avenue          Internet Services    approx. 1,000   L**       $11,248
Milpitas, CA 95035

408AABC, Suite 204
Aspen, CO 81611           Internet Services    approx. 1,000   L***      $13,500
--------------

* Lease terms vary on different suites in the frame structured building ranging from 1 year to 7 year terms.
**    Leased on a month-to-month basis.
***   This lease was terminated in 1999.

(b) and (c)

      Not applicable

Item 3.  Legal Proceedings
         -----------------

      We were named as a co-defendant in a lawsuit filed by Cord Investment Company and Frances Peppy. The action was filed March 12, 1999 in the District Court, City and County of Denver, Colorado alleging violations of state securities laws and other common law torts stemming from a private placement of securities. On November 3, 1999, an order staying all proceedings for one year was entered by the court, to allow completion of a settlement agreement not involving ImaginOn, Inc.

      We were also named as a co-defendant in a lawsuit filed June 3, 1999 by Bertrand T. Ungar in the U. S District Court for the District of Colorado alleging among other things, conversion, civil theft and breach of fiduciary duties stemming from the transfer of pledged securities. Plaintiff seeks damages in the excess of $600,000. We are vigorously defending against this law suit and believe that the matter will be resolved in our favor.

      On January 20, 2000, we were served a summon and complaint filed by a corporation named ImOn Inc. in the U.S. District Court for the Southern District of New York alleging violation of common law trademark (as versus trademark granted by the federal government under state), and two other claims under the New York General Business Law alleging "Deceptive Acts" and "Unfair Competition and Trademark Infringement." Our intellectual property law firm had previously discussed this firm's claim with one of the three attorneys who have represented the plaintiff, ImOn, Inc., which was incorporated last summer. Plaintiff claims to own the "ImOn.Net" Internet domain and a prevailing common law trademark for the word "Imon," and seeks injunctive monetary relief. Both parties have applications before the U.S. Patent and Trademark Office. We intend to vigorously defend ourselves in this action and believe it will be resolved in our favor. In addition, we very likely will file a counterclaim under the recently enacted federal "Trademark Cyberpiracy Prevention" Act.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      Not applicable

                                    PART II


Item 5.    Market for Common Equity and Related Stockholder Matters
           --------------------------------------------------------

(a)   Market Information.

      Our securities have been traded over-the-counter since January 18, 1995 and were quoted on the NASDAQ SmallCap Market under the symbols CALP and CALPW, respectively through January 3, 1999. On December 18, 1998, we changed our name from California Pro Sports, Inc. to ImaginOn, Inc. On January 4, 1999, the common stock and publicly traded warrants began to trade under the symbols IMON and IMONW, respectively. On June 7, 1999 our publically traded warrants were redeemed and are no longer traded. The following table sets forth the range of high and low bid prices of our common stock and warrants as quoted by NASDAQ. These market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                            Common Stock        Warrants
                                             Bid Prices        Bid Prices
                                             ----------        ----------
               1999                      High       Low      High         Low
               ----                      ----       ---      ----         ---
   First Quarter (1/1/99-3/31/99)       $ 15.25    $1.1875   $12.375     $.71875
   Second Quarter(4/1/99-6/30/99)       $5.8125    $1.9375   $  3.75     $.90625
   Third Quarter (7/01/99-9/30/99)      $3.7183    $1.5625        *           *
   Fourth Quarter (10/1/99-12/31/99)    $6.3438    $2.3125        *           *

                1998
                ----
   First Quarter (1/1/98-3/31/98)       $ 1.625    $ 1.125   $ .8125     $ .4375
   Second Quarter (4/1/98-6/30/98)      $1.9375    $1.1875   $  .875     $   .50
   Third Quarter (7/1/98-9/30/98)       $  1.50    $   .75   $ .6875     $ .4375
   Fourth Quarter (10/1/98-12/31/98)    $ 2.625    $   .50   $ 1.375     $   .25

* Warrants were redeemed June 7, 1999 and no longer trade.

(b)   Holders.

      As of February 29, 2000, there were approximately 345 record holders of our common stock.

(c)   Dividends.

      We have not declared or paid dividends on our Common Stock, nor do we anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund operations and for the continued development of our business. Further, our prior loan agreements provided that without the prior written consent of the lender, we could not declare or pay any dividend on any class of stock until satisfaction of all liabilities under the loan agreements.

(d)   Recent Sales of Unregistered Securities.

      On January 15 1999, we issued 1,500 shares of Series D preferred stock whereby we received net proceeds of $1.5 million. We relied on the exemptions from registration provided by Section 4(2) of the Securities Act.

      On April 6, 1999, we issued 1,500 of Series E preferred stock whereby we received net proceeds of approximately $1.5 million. We relied on exemptions from registration provided by Section 4(2) of the Securities Act.

      In addition, we announced that the exercise period of our publicly traded common stock purchase warrants exercisable at $1.50 per share has been extended from December 31, 1998 through June 30, 1999.

      On May 4, 1999, we issued 4,000 shares of Series F Convertible Preferred Stock to redeem the Series D & E Preferred Stock. We received approximately $3,650,000 million net proceeds. We relied on the exemptions from registration provided by Section 4(2)of the Securities Act.

      On December 31, 1999, we received $3 million of a $6 private placement of our restricted common stock through our investment banker, Ladenburg Thalmann & Co., Inc. The remaining $3 million of the private placement was received after year end. The net proceeds of $5,600,000 from the placement offering will be used primarily to fund the marketing of our ImOn.comTV product. In the offering, we sold 2,248,032 shares of common stock for $2.67 per share and issued warrants to acquire up to 899,213 shares of common stock at an exercise price of $3.34 per share. The warrants will expire on March 30, 2002.

      On January 13, 2000, the holder of our Series F Convertible Preferred Stock converted 2,000 shares of Series F Convertible Preferred Stock into 858,851 shares of common stock in accordance with its terms. On February 25, 2000, we redeemed the remaining outstanding 2,000 shares of Series F Convertible Preferred Stock for $2,394,000 in accordance with its terms. The Series F Convertible Preferred Stock was redeemed for $1,197 per share, which includes $97 per share of accrued interest through the redemption date.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Overview

      During 1999, we achieved revenues of $339,790 compared to $880 in 1998. These revenues were attributed from our marketing and sale of WebZinger, WorldCities 2000, SellONstream, ImOn.con TV, and our licensing of our technology. In addition, revenues were generated from the acquisition of INOW and IDP customers for Internet and Website host services. Our net loss for the year ended December 31, 1999, was $8,642,269 which included amortization for the discount and dividends on our convertible preferred stock, compared to the year ended December 31, 1998 net loss of $1,740,202. The loss per share of common stock was $0.22 in year ended December 31, 1999 compared to $0.08 in year ended December 31, 1998. Operating results for 1998 reflect only the operation of ImaginOn.com as a private company prior to the merger with California Pro Sports.

      At year end 1999, ImaginOn is debt-free, as compared to the year end of 1998, when our indebtedness was nearly $1.8 million. The 1999 financing efforts increased our current assets of nearly $7.1 million compared to $24,000 one year ago, reflecting our fiscal 1999 investment in the sale, marketing and R&D programs required to transition us from the development stage to the operating stage.

      We continue to serve the broadband Internet access industry in all of its form, reaching a clearer mission, better product defined line, better market focus, and a more complete management team in place compared to December 31, 1998.

Results of Operations

      The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the condensed consolidated financial statements and notes.

      The following table sets forth certain operating data for us for the periods as indicated below.

                                  Year Ended December 31,
                                ---------------------------
                                    1999           1998
                                ------------   ------------
Net Revenues                    $   339,790    $       880
Gross Profit                        141,789            851
Research and Development          1,117,265        906,256
Sales and Marketing               2,829,535        440,967
General and administrative        3,256,220        309,813
Net Loss                         (8,642,269)    (1,740,202)

Year ended December 31, 1999 compared to year ended December 31, 1998.

      Net revenues were $339,790 and $880 for the years ended December 31, 1999 and 1998 respectively. The increase was due primarily to the acquisition of INOW's Internet service provider customers that brought in $239,470. There was $74,345 in revenue from ImaginOn.com's products and licensing. The remaining $25,975 was from the acquisition of IDP customers. For the year ended December 31, 1998, revenue was limited due to us being in the development stage. Marketing and advertising began to increase in the second quarter, with the first WebZinger ad for schools placed during March in the Educational Technology Institute (ETI) Spring 1999 Exploria catalog. The first ad for WorldCities 2000 was placed during May 1999 in Sunset Magazine. The first sellONsteam ad was placed on July 12, 1999 in AdWeek, Marketing Week and MediaWeek Magazines (in the Marketing with Video, DVD and CD-ROM Sourcebook). The ImOn.com portal was launched on October 26, 1999 at the ISPCON Conference in San Jose, CA. This is viewer driven seamless branching TV that simultaneously integrates with the Web research data in the same virtual console. This paved the way of the arrival of ImOn.com Internet TV - a video channel with sound and integrated Web functionality that is delivered over the Internet and viewed in much the same way as traditional broadcast television. Shortly after the ISPCON show, we generated $24,000 from our first ImOn.com TV customer. In addition, $25,000 was received toward the end of the year from the new Hong Kong distributor for licensing of our technology.

Gross Profit

      Gross profit increased to $141,789 for the year ended December 31, 1999, compared to $851 in the year ended December 31, 1998.

Research and Development Expenses

      Research and development expenses increased to $1,117,265 for the year ended December 31, 1999, compared to $906,256 for the year ended December 31, 1998, a 23% increase. Out of the total for year ended December 31, 1999, nearly 59% was payroll expenses to engineers and 18% to video production crew and staff. Nearly 21% is attributable to the development, production and completion of the World Cities 2000 projects for San Francisco, New York, Paris and London. The remaining 2% was for the ImOn.com Internet TV project. In the total for the year ended December 31, 1998, nearly 43% was for payroll expenses of engineers and 2% for video production crew. The remaining 55% was for the development and production of the World Cities 2000 projects.

Sales and Marketing Expenses

      Sales and marketing expenses increased to $2,829,535 for the year ended December 31, 1999, compared to $440,967 for the year ended December 31, 1998, a 542% increase. Out of the total for the year ended December 31, 1999, approximately 44% was for the advertising and marketing of WebZinger, WorldCities 2000, sellOnstream and ImOn.comTV. Nearly half of this 44% expense is attributable to the WebZinger nationwide marketing campaign in the fall. About 37% was for employee payroll, a one time expense of a stock signing bonus given to a newly hired employee during the first quarter, and outside consultants. The remaining 19% was attributable to trade shows, conferences, public relations, travel, marketing supplies such as printing and reproduction, computer related equipment, promotion materials and communications. In total for the year ended December 31, 1998, nearly 65% was for employee payroll and outside consultants. Approximately, 21% was for advertising, trade shows, public relations and sales and marketing materials. The remaining 14% was for travel, communications, and computer related equipment. From this total sales and marketing expense in 1999, there was $137,139 and $44,778 from INOW and IDP acquisitions, respectively.

General and Administrative Expenses

      General and administrative expenses increased to $3,256,220 for the year ended December 31, 1999, compared to $309,813 for the year ended December 31, 1998, a 951% increase. Out of the total for the year ended December 31, 1999, nearly 34% was attributable to professional services for legal and auditing fees. Another 33% was due to employee payroll and outside consultants. There was 23% for rent, utilities and travel. Approximately 8% was for general office supplies, communications, corporate insurances, computer equipment and furniture. Due to the two acquisitions, about 2% was for the amortization of intangible assets related to goodwill. In the year ended December 31, 1998, nearly 64% was attributable to professional services of legal and auditing fees. There was 32% for employee payroll expenses. The remaining 4% was for rent, utilities, travel, communications, general office supplies, computer equipment and furniture. From the total general and administrative expense in 1999, there was $370,473 and $293,638 from the INOW and IDP acquisitions respectively.

Interest Expense, Net

      In the year ended December 31, 1999, the total net interest income increased to $122,191 compared to $310 for the year ended December 31, 1998. This increase was primarily due to interest earned from money market and CD bank accounts. Interest expense decreased to $905 for the year ended December 31, 1999, compared to $78,079 for the year ended December 31, 1998. The reason is primarily due to the elimination of monthly bridge loans incurred for the California Pro Sports, Inc. and ImaginOn.com merger. Other income increased to $27,863 primarily from California Pro Sports, Inc. royalties for the year ended December 31, 1999 compared to an expense of $6,248 for the year ended December 31, 1998.

Liquidity and Capital Resources

      On December 31, 1999, cash and working capital increased to $4,959,694 and $6,051,039, respectively, compared to $10,874 and ($1,847,969), respectively, on December 31, 1998. The primary increase in cash and working capital is attributable during the second quarter to the exercise of options for net proceeds of $9,462.12 and the sale of 4,000 shares of Series F 12% convertible preferred stock at $1,000 per share for net proceeds of approximately $3,650,000. Approximately $3,042,000 of the proceeds were utilized to redeem the remaining 2,510 shares of Series D and E preferred stock as well as support our operating expenses. In addition, during the fourth quarter prior to year end, we received $3 million of the $6 million private placement through Ladenburg Thalmann & Co., Inc. The remaining $3 million of the private placement was received after year end. Under the terms of the $6 million offering, we sold 2,248,032 shares of common stock for $2.67 per share, resulting in net proceeds to us of $5,600,000. We also issued to investors warrants to acquire up to 899,213 shares of common stock at an exercise price of $3.34 per share. The warrants expire on March 30, 2002. The number of shares issued in the offering and the exercise price of the warrants will be adjusted for future issuances of our securities at prices less than the sale price of the common stock or exercise of the warrants. We have agreed to register the shares of common stock, including the shares received upon exercise of the warrants on or before March 30, 2000.

Item 7.  Financial Statements
         --------------------

      Our audited financial statements, described as follows, are included in this report following the signature page of this report.

ImaginOn, Inc. and Subsidiaries Consolidated Financial Statements
------------------------------------------------------------------

    Independent auditors' report............................    F-1

    Consolidated financial statements:

     Balance sheet at December 31, 1999.....................    F-2

     Statements of operations - for the years
     ended December 31, 1999 and 1998.......................    F-3

     Statement of shareholders' equity -
     for the years ended
     December 31, 1999 and 1998............................. F-4 - F-6

     Statements of cash flows - for the years
     ended December 31, 1999 and 1998....................... F-7 - F-8

     Notes to consolidated financial statements............. F-9 - F-26

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

      None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

      The information required by this Item with respect to the identity and business experience of our directors is set forth in our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, under the captions "Proposal 1 Election of Directors - Information Concerning the Nominees for Election as Directors", "Proposal 1 Election of Directors - Executive Officers", "Proposal 1 Election of Directors -Compliance with Section 16(a) of the Exchange Act", which information is hereby incorporated herein by reference.

Item 10.   Executive Compensation
           ----------------------

      The information required by this Item is set forth in our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, under the captions "Proposal 1 Election of Directors - Summary Compensation Table", "Proposal 1 Election of Directors - Option/SAR Grants in Last Fiscal Year", and "Proposal 1 Election of Directors -Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End 1999 Option/SAR Values" which information is hereby incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

      The information required by this Item is set forth in our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, under the caption "Proposal 1 Election of Directors - Principal Stockholders" which information is hereby incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------

      The information required by this Item is set forth in our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, under the caption "Proposal 1 Election of Directors - Certain Relationships and Related Transactions" which information is hereby incorporated herein by reference.

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

 3(i).4     Certificate of Designations For Series D 4% Convertible Preferred
            Stock. (Incorporated by reference to Exhibit 3(i).4 of the Registrant's registration statement on Form S-3/A, Registration No.
            333-71989 as filed with the Securities and Exchange Commission on March 17, 1999 (the "1999 Form S-3/A").)

 3(i).5     Certificate of Designations for the Series E 4% Convertible
            Preferred Stock. (Incorporated by reference to annual report for fiscal year ended December 31, 1998 on Form 10-KSB as filed with the Securities and Exchange Commission on April 1, 1999.)

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

 4.1 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1994 Registration Statement, filed with the SEC on December 22, 1994 ("1994 Amendment #4).)

10.1 Patent License Agreement, dated April 1, 1993 and Assignment thereof. (Incorporated by reference to Exhibit 10.8(b) to the 1994
            Registration Statement.)

10.2        1994 Stock Option Plan.  (Incorporated by reference to Exhibit
            10.14 to the 1994 Registration Statement.)

10.3        License Agreement, dated July 28, 1994, between Front 500
            Corporation and CP. (Incorporated by reference to Exhibit 10.16 to the 1994 Registration Statement.)

10.4        Exclusive Distributorship Agreement, dated March 1994, with
            Maneuverline Co. Ltd. (Incorporated by reference to Exhibit 10.20 to the 1994 Registration Statement.)

10.5        Exclusive Distributorship Agreement, dated March 1, 1991, with
            Airtool Ltd. (Incorporated by reference to Exhibit 10.21 to the 1994
            Registration Statement.)

10.6        Exclusive Distributorship Agreement, dated June 15, 1994, with Wolf
            Strobel Sportswear GMBH. (Incorporated by reference to Exhibit 10.22 to the 1994 Registration Statement.)

10.7        License Agreement, dated May 10, 1995, granted by California Pro,
            Inc. to Big5 Co., Ltd. (Incorporated by reference to Exhibit 10.23 in Registration Statement 33-98898.)

10.8 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 200,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.29(a) to the 1994 Registration Statement.)

10.9 Form of Warrant related to the issuance of warrants to purchase up to 21,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.29(c) to 1994 Amendment #1.)

10.10 Form of Indemnity Agreements for the Registrant's directors and officers. (Incorporated by reference to Exhibit 10.31 to the 1994
            Registration Statement.)

10.11       Patent License Agreement, with Out of Line Sports, Inc. dated as of
            September 30, 1994. (Incorporated by reference to Exhibit 10.33 to the 1994 Registration Statement.)

10.12       Trademark License Agreement, dated as of September 30, 1994.
            (Incorporated by reference to Exhibit 10.34 to the 1994 Registration
            Statement.)

10.13       Agreement, dated October 31, 1994, between California Pro Sports,
            Inc. and Playmaker related to royalty payments. (Incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Registration
            Statement, filed with the SEC on November 16, 1994 ("1994 Amendment
            #2").)

10.14 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 300,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.37 in Registration Statement 33-98898.)

10.15 Form of Warrant related to the Registrant's issuance of warrants to purchase up to 150,000 shares of Common Stock with Registration
            Rights Agreement. (Incorporated by reference to Exhibit 10.39 in
            Registration Statement 33-98898.)

10.16       Consulting and Non-Competition Agreement among Warren Amendola, Sr.,
            USA and the Registrant, with related Guaranty. (Incorporated by reference to Exhibit 10.1(c) to the 1996 Form 8-K.)

10.17(a)    Asset Purchase Agreement, dated September 10, 1997 by and among Les
            Equipements Sportifs Davtec Inc., USA Skate Co., Inc., USA Skate
            Corporation, the Registrant, Rawlings Canada Inc. and Rawlings
            Sporting Goods Company, Inc. (Incorporated by reference to Exhibit
            10.1(a) to Registrant's Form 8-K, filed September 29, 1997, reporting an event on September 12, 1997, Commission File No. 0-
            25114 (the "1997 Form 8-K").)

10.17(b)    Exhibit A - Escrow Agreement, dated September 12, 1997 by and among
            Les Equipements Sportifs Davtec Inc., USA Skate Co., Inc., Rawlings
            Canada Inc., Rawlings Sporting Goods Company, Inc. and the Bank of
            New York. (Incorporated by reference to Exhibit 10.1(b) to
            Registrant's 1997 Form 8-K.)

10.17(c)    Exhibit C - Guaranty, dated September 12, 1997 for Rawlings Canada
            Inc. and Rawlings Sporting Goods Company, Inc. (Incorporated by reference to Exhibit 10.1(c) to Registrant's 1997 Form 8-K.)

10.18 Agreement and Plan of Merger, dated January 30, 1998 by and among the Registrant, ImaginOn, Inc. and ImaginOn Acquisition Corp.
            (Incorporated by reference to Exhibit 3 of Registrant's proxy statement on Schedule 14A, filed with the Securities and Exchange
            Commission on November 13, 1998.)

10.19(a) Merger Agreement and Plan of Reorganization, dated February 9, 1999 by and among Network Specialists, Inc., INOW and the Registrant.
            (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K, filed March 23, 1999, reporting an event on March 9, 1999,
            Commission File No. 0-25114 (the "March 1999 Form 8-K").)

10.19(b) First Amendment to Merger Agreement and Plan of Reorganization dated as of March 8, 1999. (Incorporated by reference to Exhibit 2.2 to the March 1999 Form 8-K.)

10.19(c) Side Agreement to Merger Agreement and Plan of Reorganization dated March 8, 1999. (Incorporated by reference to Exhibit 2.3 to the March 1999 Form 8-K.)

10.20 Certificate of Designation of Series F 12% Convertible Preferred Stock. (Incorporated by reference to Exhibit 3(i).2 the Registrant's Registration Statement on Form SB-2, Registration No. 33-88729 as filed with the Securities and Exchange Commission on October 8, 1999 (the "1999 Registration Statement"))

10.21(a) Preferred Stock Purchase Agreement dated May 4, 1999 by and among Gage LLC and the Registrant. (Incorporated by reference to Exhibit
            4.2 to the 1999 Registration Statement).

10.21(b) Registration Rights Agreement dated May 4, 1999 by and among Gage LLC and the Registrant. (Incorporated by reference to Exhibit 4.3 to the 1999 Registration Statement).

10.21(c) Common Stock Purchase Warrant dated May 4, 1999 by and among Gage LLC and the Registrant. (Incorporated by reference to Exhibit 4.4 to the 1999 Registration Statement).

10.22       1997 Stock Option Plan.  (Incorporated by reference to Exhibit
            10.1 to the 1999 Registration Statement).

10.23(a) Form of Purchase Agreement dated December, 2000 by and among the Registrant and investors in $6 million private placement. FILED HEREWITH.

10.23(b) Form of Registration Rights Agreement dated December, 2000 by and among the Registrant and investors in $6 million private placement. FILED HEREWITH.

10.23(c) Form of Warrant dated December, 2000 by and among the Registrant and investors in $6 million private placement. FILED HEREWITH.

10.24 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement for the 2000 annual meeting on Schedule 14A as filed with the Securities and Exchange Commission).

11.1        Statement Re: Computation of Per Share Earnings.  FILED HEREWITH.

21.1 List of Subsidiaries.(Incorporated by reference to Exhibit 21.1 to the 1999 Registration Statement).

27.1        Financial Data Schedule.  FILED HEREWITH.

(b)  Reports on Form 8-K.

     During the last quarter for the fiscal year ended December 31, 1999 through February 29, 2000, we filed the following Current Reports on Form 8-K:

           Date                   Item Numbers
           ----                   ------------
     September 14, 1999              2, 7

     October 26, 1999                   5

     October 27, 1999                   5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                       IMAGINON, INC.


Date:     March 14, 2000               /s/ David M. Schwartz
                                       -------------------------------
                                       David M. Schwartz, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.



Date:   March 14, 2000                 /s/ David M. Schwartz
                                       -------------------------------
                                       David M. Schwartz, Chairman,
                                       Chief Executive Officer,
                                       President and Director


Date:   March 14, 2000                 /s/ James A. Newcomb
                                       -------------------------------
                                       James A. Newcomb, Chief Financial
                                       Officer, Chief Accounting Officer
                                       and Director


Date:   March 14, 2000                 /s/ Mary E. Finn
                                       -------------------------------
                                       Mary E. Finn, Director


Date:   March 14, 2000                 /s/ Dennis Allison
                                       -------------------------------
                                       Dennis Allison, Director


Date:   March 14, 2000                 /s/ Jim Polizotto
                                       -------------------------------
                                       Jim Polizotto, Director

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Page
                                                        ----

Independent auditors' report                             F-1

Consolidated financial statements:

  Balance sheet                                          F-2

  Statements of operations                               F-3

  Statements of shareholders' equity               F-4 - F-6

  Statements of cash flows                         F-7 - F-8

  Notes to consolidated financial statements      F-9 - F-26


                         INDEPENDENT AUDITORS' REPORT
                         -----------------------------



Board of Directors
ImaginOn, Inc.

We have audited the accompanying consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImaginOn, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
January 31, 2000, except for the second
  paragraph of Note 10, as to which the date is February 25, 2000

                        IMAGINON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1999

                                    ASSETS
                                    ------

Current assets:
 Cash                                                                $  4,959,694
 Receivable from sale of common stock (Note 8)                          2,000,000
 Accounts receivable, less allowance for
   doubtful accounts of $19,400 (Note 5)                                   59,371
 Inventories                                                               21,504
 Prepaid expenses and other                                                49,632
                                                                     ------------
      Total current assets                                              7,090,201
                                                                     ------------

Furniture and equipment, net (Note 2)                                     159,734
Intangible and other assets, net (Note 2)                               2,094,341
                                                                     ------------
                                                                        2,254,075
                                                                     ------------

                                                                     $  9,344,276
                                                                     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Accounts payable                                                    $    601,683
 Accrued expenses                                                          37,479
                                                                     ------------
      Total liabilities (all current)                                   1,039,162
                                                                     ------------

Commitments and contingencies (Notes 3, 6 and 8)
Shareholders' equity (Notes 8 and 10):
 Preferred stock, $0.01 par value; 5,000,000 shares authorized:
  Series F convertible preferred stock; 2,000 shares
  issued and outstanding                                                1,865,000
 Common stock, $0.01 par value; 50,000,000 shares
    authorized; 44,124,178 shares issued and outstanding                  441,241
 Warrants and options                                                   1,641,579
 Capital in excess of par                                              14,485,996
 Accumulated deficit                                                  (10,128,702)
                                                                     ------------
     Total shareholders' equity                                         8,305,114
                                                                     ------------

                                                                     $  9,344,276
                                                                     ============

                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              1999           1998
                                                              ----           ----

Revenues                                                  $   339,790     $       880
Cost of revenues                                              198,001              29
                                                          -----------     -----------

Gross profit                                                  141,789             851
                                                          -----------     -----------

Operating expenses:
  Research and development                                  1,117,265         906,256
  Sales and marketing                                       2,829,535         440,967
  General and administrative                                3,256,220         309,813
  Consulting fees, related parties (Note 6)                   135,000
                                                          -----------     -----------

Total operating expenses                                    7,338,020       1,657,036
                                                          -----------     -----------

Loss from operations                                       (7,196,231)     (1,656,185)
                                                          -----------     -----------

Other income (expense):
  Interest expense, related parties (Note 4)                     (905)        (78,079)
  Interest income                                             122,191             310
  Other                                                        27,863          (6,248)
                                                          -----------     -----------

                                                              149,149         (84,017)
                                                          -----------     -----------

Net loss                                                   (7,047,082)     (1,740,202)

Amortization of discount on preferred stock (Note 8)       (1,255,319)
Series F preferred stock dividend (Note 8)                   (297,868)
Series E preferred stock dividend (Note 8)                    (42,000)
                                                          -----------     -----------

Net loss applicable to common shareholders                $ 8,642,269)    $(1,740,202)
                                                          ===========     ===========

Basic and diluted loss per common share                   $      (.22)           (.08)
                                                          ===========     ===========

Weighted average number of common
 shares outstanding                                       $39,006,214     $20,483,093
                                                          ===========     ===========

                See notes to consolidated financial statements.

                        IMAGINON, INC., AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                  Series D, E and F
                                     convertible
                                   preferred stock     Common stock
                                 ------------------  -----------------
                                                                                            Capital                    Total
                                                                                Warrants   in excess                shareholders'
                              Shares      Amount      Shares      Amount      and options    of par      Deficit       equity
                              -------    --------    --------   ---------     -----------  ---------  -------------   -------------
Balances, January 1, 1998                           19,450,673   $ 194,508    $ 72,158     $ 530,445   $(1,341,418)      $(544,307)


Issuance of common shares
and warrants for cash,
net of issuance cost of
$348,438                                             1,138,200      11,382     383,753       165,180                       489,915


Issuance of common shares to
employees in payment of an earned
bonus                                                  135,500       1,355                    61,145                        62,500

Issuance of common shares in
payment of accounts payable                             23,742         237                    10,714                        10,951

Repurchase of common shares                           (542,000)     (5,420)                 (119,580)                     (125,000)

Issuance of warrants to purchase
common shares in connection
with a bridge financing                                                         82,398                                      12,398

Issuance of options to a
consultant                                                                                    1,987                          1,987

Net loss                                                                                                (1,740,202)     (1,740,802)
                              -------    --------   ----------     -------     -------       -------    -----------     -----------
Balances, December 31, 1998                         20,206,1^5    202,062     397,909       649,891    (3,081,620)     (1,831,758)

Issuance of shares in
connection with
acquisition of ImaginOn.com,
Inc.                          3,000     $1,570,000  16,000,602     160,006     394,200      2,574,915                    4,699,121

Exercise of 4,075,065
warrants at exercise
prices between $.055 and
$2.10 per share                                      4,075,065      40,751    (757,177)    4,562,527                     3,846,101

Issuance of common shares
to employees in payment
of an earned bonus                                     183,330       1,833                   843,789                       845,622

                                 (Continued)

                        IMAGINON, INC., AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                  Series D, E and F
                                     convertible
                                   preferred stock     Common stock
                                 ------------------  -----------------
                                                                                           Capital                      Total
                                                                             Warrants     in excess                  shareholders'
                                 Shares    Amount     Shares    Amount     and options     of par        Deficit        equity
                                 -------  --------  --------  ---------  --------------  -----------  ------------  --------------
Issuance of shares of common
stock in connection with
acquisition of Network
Specialists, Inc.                                    260,000    2,600                    1,399,320                    1,401,920


Issuance of shares of common
stock in cashless conversion of
119,060 warrants to purchase
common stock                                            88,540     885                         (885)


Exercise of stock options                              152,950   1,529                        6,679                        8,208

Amortization of Series D, E and F
preferred stock beneficial
conversion feature                         1,255,319                                     (1,255,319)

Issuance of shares of common
stock in exchange for 490 shares
of Series E preferred stock       (490)     (419,768)  165,410   1,654                      418,114

Issuance of shares of common
stock in connection with
acquisition of Imagine Digital
Productions I, Inc.                                    305,000   3,050                      664,290                      667,340

Issuance of shares of Series F
preferred stock                  4,000     3,474,681                                        175,319                    3,650,000

Redemption of Series D and E
preferred stock                 (2,510)   (2,150,232)                                      (891,872)                  (3,042,104)

Redemption of 74,823 warrants at
$.05 each                                                                    (15,773)        12,031                       (3,742)

Repurchase and retirement of
shares of previously issued
common stock                                           (45,045)   (450)                     (49,550)                     (50,000)

Proceeds received from Section
16c transaction                                                                             168,988                      168,988

                                  (Continued)

                        IMAGINON, INC., AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                  Series D, E and F
                                     convertible
                                   preferred stock     Common stock
                                 ------------------  -----------------
                                                                                           Capital                      Total
                                                                             Warrants     in excess                  shareholders'
                                 Shares    Amount     Shares    Amount     and options     of par        Deficit        equity
                                 -------  --------  --------  ---------  --------------  -----------  ------------  --------------
Issuance of stock options to
employees and others in                                                         272,500                                 272,500
payment of an earned bonus
and for services

Conversion of Series F
preferred stock to shares
of common stock                   (2,000)  (1,865,000)   858,851    8,588                  1,856,412

Issuance of common stock and
warrants, net of issuance
cost of $280,000                                       1,873,360   18,733     1,349,920    3,351,347                    4,720,000

Net loss                                                                                                 (7,047,082)   (7,047,082)
                                 -------  -----------  ----------  --------  ----------  -----------   ------------    ----------
Balances, December 31, 1999        2,000  $ 1,865,000  44,124,178  $441,241  $1,641,579  $14,485,996   $(10,128,702)   $8,305,114
                                 =======  ===========  ==========  ========  ==========  ===========   ============    ==========

                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                             1999            1998
                                                             ----            ----
Cash flows from operating activities:
  Net loss                                                $(7,047,082)    $(1,740,202)
                                                          -----------     -----------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                            682,304          17,526
     Provision for losses on accounts receivable               25,300
     Warrants issued for interest expense                      12,398
     Stock-based compensation expense                       1,118,122          75,438
     Changes in operating assets and liabilities, net
      of effects of business acquisitions:
       Increase in accounts receivable                        (76,081)
       Increase in inventories                                (12,836)
       Increase in prepaid expenses and other                 (27,997)         (9,124)
       Decrease in loans to officers                                           10,045
       Increase in other assets                                                (4,400)
       (Decrease) increase in accounts payable               (185,055)         18,411
       Increase in accrued expenses                           244,526         116,729
                                                          -----------     -----------

           Total adjustments                                1,768,283         237,023
                                                          -----------     -----------

Net cash used in operating activities                      (5,278,799)     (1,503,179)

Cash flows from investing activities:
  Cash paid for business acquisitions, net of
    cash acquired                                            (337,485)
  Capital expenditures                                       (111,897)        (16,100)
                                                          -----------     -----------

Net cash used in investing activities                        (449,382)        (16,100)
                                                          -----------     -----------

Cash flows from financing activities:
  Bank overdraft                                                               (1,587)
  Proceeds from notes payable and
    advances (Note 4)                                       3,160,420       1,185,254
  Payments on notes payable                                   (60,870)       (143,429)
  Redemption of preferred stock and warrants               (3,095,846)
  Proceeds from issuance of common and
   preferred stock, the exercise of options
   and warrants, and other                                 10,673,297         489,915
                                                          -----------     -----------

Net cash provided by financing activities                  10,677,001       1,530,153
                                                          -----------     -----------

                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                        1999         1998
                                                                        ----         ----

Net increase in cash                                                  4,948,820      10,874
Cash, beginning                                                          10,874
                                                                    -----------    --------

Cash, ending                                                        $ 4,959,694     $10,874
                                                                    ===========    ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $     5,388     $17,141
                                                                    ===========    ========
  Cash paid for taxes                                               $         =     $ 3,593
                                                                    ===========    ========

Supplemental disclosure of non-cash investing and
  financing activities:
  Purchase of Network Specialists, Inc., net of cash acquired:
     Fair value of assets acquired                                  $   115,000
     Intangible assets                                                1,600,000
     Liabilities assumed                                               (100,000)
     Fair value of common stock issued                               (1,402,000)
                                                                    -----------
       Cash paid, net of cash acquired                              $   213,000
                                                                    ===========

  Purchase of Imagine Digital Productions I, Inc.,
    net of cash acquired:
     Fair value of assets acquired                                  $    27,000
     Intangible assets                                                1,010,000
     Liabilities assumed                                               (245,000)
     Fair value of common stock issued                                 (667,000)
                                                                    -----------
       Cash paid                                                    $   125,000
                                                                    ===========

Receivable from sale of common stock                                $ 2,000,000
                                                                    ===========

Conversion of warrants to common stock                              $       885
                                                                    ===========

Accrual of common stock issuance costs                              $   280,000
                                                                    ===========

Common stock issued in connection with the
  Company's merger with ImaginOn.com, Inc.                          $ 4,669,121
                                                                    ===========

Issuance of warrants to purchase common stock                                      $325,751
                                                                                   ========

                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

1.  Organization and basis of presentation:

   ImaginOn, Inc. and subsidiaries (the "Company") develops, manufactures, and markets consumer software and Internet-related products, including broadband Internet television systems. The Company also provides Internet connection services to commercial and private users in the San Francisco Bay area.

   On January 20, 1999, the Company, formerly known as California Pro Sports,
     Inc., completed a merger with ImaginOn.com, Inc. ("ImaginOn.com") of San Carlos, California, a privately held company formed in March 1996. At closing, ImaginOn.com's shareholders received approximately 60% of the outstanding post-merger common stock of the Company (20,206,115 shares) in exchange for their ImaginOn.com common stock. The transaction has been recorded as an acquisition of ImaginOn, Inc. by ImaginOn.com, and a recapitalization of ImaginOn.com.

   The accompanying consolidated financial statements include the accounts of ImaginOn, Inc., previously ImaginOn.com, and its wholly-owned subsidiaries, ImaginOn Network Specialists, Inc. and ImaginOn Digital Productions, Inc. (Note 3). Intercompany transactions have been eliminated in consolidation.

   Prior to the fourth quarter of 1999, the Company considered itself to be a development stage Company, and was engaged primarily in research and development activities, raising capital, acquiring businesses, and recruiting personnel. In the fourth quarter of 1999, the Company began selling its broadband Internet television software system, which it developed in conjunction with technologies and resources obtained in part through its business acquisitions. The Company also completed a $5,000,000 private placement of its common stock and warrants (Note 8). As a result of these events, beginning in the fourth quarter of 1999, the Company no longer considers itself to be a development stage company.

   Since inception, the Company has incurred significant operating losses. The ability of the Company to successfully carry out its business plan is primarily dependent upon its ability to generate significant revenues and cash flows through the future sales of its products. The Company believes that as a result of the 1999 events described above, and through the continuation of its plans and strategies, the Company will be able to generate sufficient cash flows to enable it to fund operations during the year ending December 31, 2000.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


2. Significant accounting policies:

   Use of accounting estimates in financial statement preparation:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and it is reasonably possible that significant changes could occur in the near term.

   Inventories:

   Inventories consist primarily of internally-produced computer software products and are valued at the lower of cost (first-in, first-out) or market value. Inventory costs include product materials.

   Furniture, equipment and depreciation:

   Furniture and equipment are stated at cost and consist of the following at December 31, 1999:


     Furniture and fixtures             $ 45,421
     Equipment                           282,286
                                        --------
                                         327,707
     Less accumulated depreciation       167,973
                                        --------

                                        $159,734
                                        ========

   Depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives (1 to 7 years) of the related assets.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


2. Significant accounting policies (continued):

   Software development costs:

   Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, software development costs may be capitalized once the technological feasibility of the project is established and until a point at which the products are generally available for sale. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. To date, the period between achieving technological feasibility of the Company's products and the general availability of the products has been short. Software development costs qualifying for capitalization have, consequently, been immaterial. Accordingly, the Company has not capitalized any software development costs and has instead charged all such costs to research and development expense.

   Intangible and other assets:

   Intangible and other assets consist of the following at December 31, 1999:


     Goodwill                           $2,610,000
     Trademark and license costs           100,000
     Deposits and other                     11,882
                                        ----------
                                         2,721,882
     Less accumulated amortization         627,541
                                        ----------

                                        $2,094,341
                                        ==========

   Goodwill represents the cost of the Company's investments in subsidiaries in excess of the net tangible assets acquired, and is amortized on the straight-line method over three years. Trademark and license costs are related to perpetual license agreements for a sporting goods product, and are amortized on the straight-line method over 12 years; royalty income was approximately $25,000 in 1999, and is included in other income in the consolidated statement of operations.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


2. Significant accounting policies (continued):

   Intangible and other assets (continued):

   Management assesses the carrying value of intangible and other long-lived assets for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expenses. Based on its review, management does not believe that any impairment has occurred as of December 31, 1999.

   Revenue recognition:

   The Company currently derives its revenues from software sales, software license fees, Internet and customer service contracts, and other support services. Revenues from the sale of software and software licenses are generally recorded at the time of delivery to the customer and when no significant obligations remain related to implementation. Internet service revenue is recognized monthly, as Internet access is provided to customers on a monthly basis. Revenue from post-sales customer support contracts are recognized ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

   In 1999, the Company adopted the American Institute of Certified Public
          Accountants' Statement of Position ("SOP") 97-2, Software Revenue Recognition, which requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements such as products, upgrades, enhancements, post-contract customer support, installation, or training. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.

   Fair value of financial instruments:

   The carrying amounts of the Company's cash, receivables, accounts payable and accrued expenses approximate fair values due to the short maturities of these instruments.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


2. Significant accounting policies (continued):

   Research and development expense:

   Costs related to research, design, and development of products are charged to operations as incurred.

   Advertising:

   Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising and promotion costs were approximately $778,000 and $79,000 in 1999 and 1998, respectively.

   Net loss per share:

   Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at net loss applicable to common shareholders, amortization of the beneficial conversion features related to the preferred stock and dividends on the preferred stock (Note 8) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted loss per share in 1999 and 1998. At December 31, 1999 and 1998, the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 3,984,731 and 7,540,433, respectively.

   Stock-based compensation:

   SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

2. Significant accounting policies (continued):

   Stock-based compensation (continued):

   The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

   Comprehensive income:

   SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the years ended December 31, 1999 and 1998, the Company had no items of comprehensive income.

   Recently issued accounting standards:

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
     Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

   Reclassifications:

   Certain amounts reported in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

3. Business acquisitions:

   On March 8, 1999, the Company acquired Network Specialists, Inc., a San
     Francisco, California Internet service provider company, through its subsidiary ImaginOn Network Specialists, Inc. ("INOW"), for $213,000 cash (net of cash acquired) and 260,000 shares of the Company's common stock valued at approximately $1,402,000.

   Effective July 1, 1999, the Company acquired Imagine Digital Productions I,
     Inc. ("IDP"), a multi-media production studio and publishing company, through its subsidiary ImaginOn Digital Productions, Inc., for $125,000 cash, a $200,000 payable (paid in October 1999), and 305,000 shares of the Company's common stock valued at approximately $667,000. The Company agreed to issue as contingent consideration, up to 105,000 shares of the Company's common stock on June 30, 2000, subject to IDP's satisfaction of certain performance criteria, as defined.

   Each acquisition was accounted for as a purchase, and the results of operations of INOW and IDP are included in the Company's consolidated statement of operations from the date of each acquisition. The total purchase price of each acquisition was allocated to the assets and liabilities acquired based on their estimated fair values, including total goodwill of approximately $2,610,000.

   The following unaudited pro forma financial information for the years ended
     December 31, 1999 and 1998, gives effect to the acquisitions as if they had occurred at the beginning of each respective period:

                                                                         1999             1998
                                                                         ----             ----

     Revenue                                                     $        465,000    $      542,000
     Net loss                                                    $     (7,113,000)   $   (1,842,000)
     Net loss applicable to common shareholders                  $     (8,708,000)   $   (1,842,000)
     Basic and diluted loss per common share                     $           (.22)   $         (.09)
     Shares used in per share calculation                               39,205,309        21,048,093

   The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisitions had been in effect during the periods covered, or any future results which may in fact be realized.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

4. Notes payable:

   Prior to the Company's January 20, 1999 merger with ImaginOn.com,
     ImaginOn.com partly funded its operations through the issuance of 10%, 90-day notes payable to related parties. At December 31, 1998, notes payable totaling $60,870 were due to the President of ImaginOn.com and to a former officer/shareholder of the Company. These notes were paid in 1999. In addition, prior to the January 1999 merger, ImaginOn, Inc. advanced ImaginOn.com cash. At December 31, 1998, these advances totaled approximately $1,430,000, and additional advances of approximately $3,160,000 were made through the date of the merger. Interest at 9% was charged on these advances, and accrued interest totaled approximately $44,000 at December 31, 1998. The advances and related accrued interest between the Company and ImaginOn.com eliminated in consolidation subsequent to January 20, 1999.

5. Sale of the Company's investment in USA Skate Corporation:
   In 1998, two former officers/shareholders of the Company agreed to purchase all of the shares of USA Skate Corporation (an inactive subsidiary of California Pro Sports, Inc. at January 20, 1999) that were owned by the Company for $90,000. The purchase price was based on the net book value of the Company's investment in Skate Corp. at the time of the agreement. The sale of Skate Corp. was completed and the Company received the $90,000 in January 1999. The transaction did not result in any gain or loss to the Company. At December 31, 1999, the Company has an non-related receivable of $19,900 from USA Skate Corporation which is unsecured and due on demand.

6. Commitments and contingencies:

    Leases:

   The Company leases office space under non-cancelable operating lease agreements expiring at various dates through 2007. Certain lease agreements provide for annual incremental rent increases of 5%.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


6. Commitments and contingencies (continued):

   Leases (continued):

   Future minimum lease payments under operating leases are as follows:

                   Year ending
                   December 31,
                   ------------

      2000             $114,000
      2001               91,000
      2002               95,000
      2003               99,000
      2004               37,000
   Thereafter           102,000
                       --------

                       $538,000
                       ========

   Total rent expense for 1999 and 1998 was approximately $79,000 and $32,700, respectively.

   License agreement:

   In 1996, the Company entered into a non-exclusive, royalty-bearing, perpetual worldwide license agreement with a company to use and distribute certain licensed technology. The Company is to pay royalties equal to 3% of gross revenue, as defined, for products distributed which utilize this technology. No royalties were incurred under this agreement in 1999 or 1998.

   Consulting fees, related parties:

   During 1999, the Company incurred $135,000 of consulting fees to two former officers/shareholders of the Company. These consulting services were terminated in October 1999.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

6. Commitments and contingencies (continued):

   Litigation:

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

7. Income taxes:

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

   The following is a summary of the Company's deferred tax assets and liabilities at December 31, 1999:


    Deferred tax assets:
     Net operating loss carryforward                $7,839,000
     Intangible assets                                 186,000
     Tax credits and other                              77,000
                                                    ----------
                                                     8,102,000

   Valuation allowance for deferred tax assets      (8,102,000)
                                                  -----------------

                                                  $               -
                                                  =================

   The net increase in the valuation allowance during 1999 was approximately
     $6,768,000.

   Net operating loss carryforwards of approximately $20,100,000 are available to offset future taxable income, if any, through 2019. The net operating loss carryforwards may be subject to certain limitations due to the merger with ImaginOn.com, the IDP and INOW acquisitions, and other transactions. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity:

   Issuance of common stock prior to the January 20, 1999 merger:

   At December 31, 1998, ImaginOn, Inc. had 13,434,731 shares of common stock outstanding and 1,630 shares of Series B and C ("Series B/C") convertible preferred stock outstanding. In January 1999, prior to the merger, the preferred shares were converted into 1,879,626 shares of common stock. In January 1999, an additional 39,845 shares of common stock were issued to the Series B/C shareholders as a penalty for not completing a registration statement within an agreed upon time period. The Company recorded an expense of $81,500 based upon the market value of the shares issued.

   In January 1999, the Company issued 125,000 shares of common stock to a third-party consultant who performed services in connection with the Series B/C and Series D and E preferred stock issuances. In addition, the Company issued 521,400 shares of common stock in connection with the exercise of options at $1.00 per share.

   As a result of these transactions, Imaginon, Inc. had 16,000,602 shares of common stock outstanding at the date of the merger with ImaginOn.com.

   Issuance of common stock subsequent to the January 20, 1999 merger:

   During 1999 the Company issued 4,075,065 shares of common stock upon the exercise of 4,075,065 options at exercise prices from $.055 to $2.10 per share. The total net proceeds the Company received was $3,846,101. In addition, the Company issued 183,330 shares of common stock as bonuses granted to employees, and recognized $845,622 of expense, which was calculated based upon the market value of the common stock issued at the date of the grant.

   In connection with the acquisitions of INOW and IDP, in March 1999, the Company issued 260,000 shares of common stock valued at $1,401,920 to the former shareholders of Network Specialists, Inc., and in July 1999, the Company issued 305,000 shares of common stock valued at $667,340 to the former shareholders of Imagine Digital Production I, Inc. The values of the shares issued were based on the market value of the common stock at the respective dates of issuance.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity (continued):

   Issuance of common stock prior to the January 20, 1999 merger (continued):

   During 1999, the Company issued 88,540 shares of common stock upon a cashless exercise of 119,060 warrants. During 1999, the Company also repurchased and retired 45,045 shares of previously issued common stock for $50,000 and issued 152,950 shares of common stock upon the exercise of stock options.

   Issuance of common stock subsequent to the January 20, 1999 merger:

   On December 30, 1999, the Company issued 1,873,360 shares of common stock and warrants to purchase an additional 749,344 shares of common stock for $5,000,000. The Company received $3,000,000 on December 30, 1999, and received the remaining $2,000,000 on January 3, 2000. In connection with this transaction, the Company incurred $280,000 of issuance costs which were paid in January 2000 and which have been recorded as a liability at December 31, 1999. The warrants are exercisable immediately, provide for the purchase of 749,344 shares of common stock at an exercise price of $3.34 per share, and expire in March 2002.

   In connection with the December 30, 1999, issue of common stock and warrants, the Company entered into a registration rights agreement, which provides that the Company will use its best efforts to register the common stock issued and common stock underlying the warrants within a specified time period. If a registration of these shares is not completed within the specified time period, the Company may be subject to contingent payments of 2% of the purchase price of the stock and warrants, per month, as defined.

   Series D/E preferred stock:

   In January 1999, prior to the merger, the Company completed private placements whereby the Company received net proceeds of $2,570,000 for the purchase of 1,500 shares each of Series D and E convertible preferred stock (the "Series D/E Stock") at a price of $1,000 per share. The Series D/E Stock was convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to the lower of $1,000 divided by 75% of the average closing bid price of the common stock for the five trading days immediately prior to the conversion date, or 120% of the market price on the day of closing.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity (continued):

   Issuance of common stock subsequent to the January 20, 1999 merger
   (continued):

   In connection with the placement of the Series D/E Stock, the Company issued warrants to purchase 300,000 shares of common stock to financial advisors that assisted with the placements. The warrants are exercisable at $7.28 per share (120% of the market price, as defined in the agreement, of the common stock at the date of issuance). These warrants expire in January 2004.

   Series D/E convertible preferred stock (continued):

   The conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature, to capital in excess of par. During 1999, the entire amount of the beneficial conversion feature was amortized to preferred stock.

   During 1999, 490 shares of Series E preferred stock were converted into 165,410 shares of common stock. The remaining shares of Series D/E Stock were redeemed in 1999 at 120% of face value plus unpaid dividends of $42,000 for a total redemption of approximately $3,042,000.

   Series F convertible preferred stock:

   In May 1999, the Company issued 4,000 shares of 12%, Series F convertible preferred stock (the "Series F Stock") for $3,650,000 (net of offering costs) at a price of $1,000 per share. The Series F Stock is convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five-day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion is sent by the preferred shareholders.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity (continued):

   Series F convertible preferred stock (continued):

   The Series F Stock is subject to a registration rights agreement which provides that the Company will use its best efforts to register the common stock issued and common stock underlying the warrants within a specified time period. If a registration of these shares is not completed within the specified time period, the Company may be subject to contingent payments of 2% of the purchase price of the stock, per month, as defined.

   In connection with the Series F Stock placement, warrants to purchase 122,553 shares of common stock were issued with an exercise price of the warrants equal to the lesser of 110% of the closing bid price of the common stock on the closing date, or 100% of the closing bid price of the common stock on the date the convertible preferred shares are redeemed, or 100% of the closing bid price of the common stock on the first trading day after the Company has filed a registration statement covering the shares of common stock to be issued upon conversion of the Series F Stock and exercise of the warrants.

   In December 1999, 2000 shares of the Series F Stock were converted into
     858,851 shares of common stock. Dividends on the Series F Stock through December 31, 1999, were approximately $298,000.

   The conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"). The Company allocated $255,319 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. During 1999, the entire amount of the beneficial conversion feature was amortized to preferred stock.

   Stock options:

   The Company has two stock option plans, the 1994 Stock Option Plan (the "1994
     Plan") and the 1997 Stock Option Plan (the "1997 Plan"), both of which provide for the issuance to employees, officers, directors, and consultants of the Company options to purchase up to 2,910,000 shares of common stock. Options may be granted as incentive stock options or as non-statutory options. Only employees are eligible to receive incentive options. For options that are granted, the exercise period may not exceed ten years.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity (continued):

   Stock options (continued):

   Under the 1994 Plan, the exercise price for incentive options may not be less than 100% of the fair market value of the Company's common stock on the date of grant, except for options issued to persons controlling more than 10% of the Company's common stock, for which the option price may not be less than 110% of the fair market value of the Company's common stock on the date of grant.

   Under the 1997 Plan, the exercise price for incentive options may not be less than 85% of the fair market value of the Company's common stock on the date of grant in the case of nonstatutory stock options, and at fair market value in the case on incentive stock options. Options become exercisable as determined by the Board of Directors, but in no case at a rate less than 20% per year over five years from the date of grant.

   A summary of the status of the Company's stock options and weighted average exercise prices is as follows:

                                1997 Plan               1994 Plan                  Other                  Total
                          ----------------------  ----------------------  ----------------------  ----------------------
                                        Weighted                Weighted                Weighted                Weighted
                                         average                 average                 average                 average
                                        exercise                exercise                exercise                exercise
                            Shares       price       Shares      price       Shares       price        Shares     price
                          ----------   ---------   ----------   --------   ----------   ----------   ----------   -----
  January 1, 1998           677,500        $0.15     127,500       $1.24     120,000        $0.89      925,000    $ .40
  Canceled                                           (20,000)       2.50    (100,000)        0.88     (120,000)    1.15
  Granted                   342,243         1.25      49,500        1.00   1,100,000         2.22     1,491,743    1.96
  Exercised                                         (157,000)      $1.00                              (157,000)    1.00
                          ----------       ------   ---------      -----   ----------      -------    ---------   -----
  December 31, 1998       1,019,743         0.52                           1,120,000         2.20      2,139,743   1.40
  Canceled                 (217,443)        3.52                                                       (217,443)   3.52
  Granted                   875,646         3.64                                                        875,646    3.64
  Exercised                (152,950)        0.05                                                       (152,950)   0.05
                          ---------        -----   ---------       -----   -----------     -------    ---------   -----

  December 31, 1999       1,524,996        $2.13                           1,120,000        $2.20      2,644,996  $2.16
                          =========        =====   =========       =====   ==========       ======     =========  =====

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity (continued):

   Stock options (continued):

   The number of options exercisable at December 31, 1999 and 1998 are 1,494,100 and 1,188,289, respectively. The 1997 Plan and other options expire from 2000 through 2009.

                                           Weighted
                                            average    Weighted                 Weighted
                                          contractual  average                  average
Range of                       Number      period in   exercise     Number      exercise
exercise prices              outstanding     years      price     exercisable    price
-------------------          -----------   ---------   --------   -----------   --------

   $.01                          120,000         9.5      $ .01       120,000      $ .01
   $.055 - $.46                  731,750         8.5      $ .23       254,100      $ .19
   $.75 - $1.00                  120,000         1.5      $ .79       120,000      $ .79
   $2.22 - 2.37                1,070,000         1.5      $2.36     1,000,000      $2.37
   $2.84  - $4.00                282,246         9.5      $3.77
   $5.75 - $6.19                321,000          9.5      $5.84
                               ---------                 ------    ----------      ------

   $.01 - $5.72                2,644,996                  $ 2.16    1,494,100      $1.68
                               =========                  ======    =========      ======

   Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

                                                                                1999                 1998
                                                                                ----                 ----
      Net loss applicable to common
         shareholders, as reported                                           $  (8,642,269)     $    (1,740,202)
      Net loss applicable to common
         shareholders, pro forma                                             $  (9,325,000)     $    (1,747,000)
      Net loss per common share, as reported                                 $      (.22)       $          (.08)
      Net loss per common share, pro forma                                   $      (.24)       $          (.08)

The fair value of each option granted during 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model or using the minimum value pricing method. The following assumptions were utilized in 1999 and 1998:

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

8. Shareholders' equity (continued):

   Stock options (continued):

                                                                    1999             1998
                                                                    -----            -----

                    Expected dividend yield                           0%              0%
                    Expected stock price volatility                  78%               -
                    Risk-free interest rate                           6%         5.86% - 5.98%
                    Expected life of options                       5 years          5 years

   Subsequent to December 31, 1999, the Company granted additional options to employees to purchase approximately 329,000 shares of the Company's common stock at exercise prices which were based on the market value of the Company's common stock at the date of grant.

   Warrants:

   The Company has outstanding warrants entitling the holder to purchase 58,331 shares of the Company's common stock at $4.81 per share which expire in 2000.

9. Operating segments:

   In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an
     Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

   Beginning in 1999, in connection with the Company's acquisitions of INOW and IDP, the Company has three reportable segments: ImaginOn, Inc. and IDP, which both develop, produce and market computer software products, and INOW, an Internet service provider. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

9. Operating segments (continued):

   As of and during the year ended December 31, 1999, the segment results were as follows:

                                                                    Internet
                                  Computer software products        service
                                  --------------------------       ----------
                                  ImaginOn,Inc.    IDP                INOW               Corporate               Total
                                  -------------    ---                ----               ---------               -----


     Revenues                    $   74,345       $  25,975         $   239,470                             $   339,790
     Segment loss                (5,607,094)       (340,040)           (404,207)       $  (695,741)          (7,047,082)
     Total assets                 7,086,594          20,867             114,755           2,122,060           9,344,276
     Capital expenditures           104,465           1,626               5,806                                 111,897
     Depreciation and
      amortization                   47,977           5,714              28,237            600,376              682,304

10. Subsequent events:

    In January 2000, the Company issued 374,672 shares of common stock, and warrants to purchase an additional 149,869 shares of common stock for $1,000,000. In connection with this transaction, the Company incurred issuance costs of $50,000.

    In February 2000, the Company, at its option, redeemed the remaining 2,000 shares of Series F Stock for $2,394,000.