Form 10QSB
period 2000-03-31
IMAGINON INC /DE/
filed 2000-05-15
CIK 899444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

       (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                      OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 0-25114

                                IMAGINON, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

                  Delaware                        84-1217733
                  --------                       -----------
         (State or other jurisdiction           (IRS Employer
               of incorporation)              Identification No.)

                   1313 Laurel Street, San Carlos, CA  94070
                   -----------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (650) 596-9300
                                --------------
              (Registrants telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES [X]               NO [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,663,400 common shares, par value $.01 per share, outstanding at May 10, 2000.

Transitional Small Business Disclosure Format (Check One) YES         NO   X
                                                              -----      -----

                   Page 1 of 20 total pages on this document.

                        IMAGINON, INC. AND SUBSIDIARIES
                                     INDEX
                                                                           Page
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial statements:

         Independent accountants' report                                      1

         Consolidated balance sheet - March 31, 2000                          2

         Consolidated statements of operations - three months ended
           March 31, 2000 and 1999                                            3

         Consolidated statement of shareholder's equity - three months
           ended March 31, 2000                                               4

         Consolidated statements of cash flows - three months ended
           March 31, 2000 and 1999                                          5-6

         Notes to consolidated financial statements                        7-10

Item 2.  Management's discussion and analysis                             11-17

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                   17

Item 2.  Changes in securities and use of proceeds                           17

Item 3.  Defaults upon senior securities                                     18

Item 4.  Submission of matters to a vote of security holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and reports on Form 8-K                                 18-19

         Signatures                                                          20

                        INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
ImaginOn, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations, shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 11, 2000

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                MARCH 31, 2000
                                  (UNAUDITED)



                          ASSETS
                          ------

Current assets:
   Cash                                           $  3,616,045
   Accounts receivable, less allowance for
    doubtful accounts of $10,600                        50,001
   Inventories                                          26,425
   Prepaid expenses and other                          153,959
                                                  ------------
            Total current assets                     3,846,430
                                                  ------------
Furniture and equipment, net of
  accumulated depreciation of $203,754                 187,760
Intangible and other assets, net of
  accumulated amortization of $820,799               1,873,586
                                                  ------------
                                                     2,061,346
                                                  ------------

                                                  $  5,907,776
                                                  ============


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
 Accounts payable                                 $    474,970
 Accrued expenses                                      564,958
                                                  ------------
     Total liabilities (all current)                 1,039,928
                                                  ------------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value;
   authorized 5,000,000 shares; none issued and
   outstanding
 Common stock, $0.01 par value; authorized
   50,000,000 shares; 44,629,850 shares issued
   and outstanding                                     446,298
 Warrants and options                                1,704,479
 Capital in excess of par                           14,875,114
 Accumulated deficit                               (12,158,043)
                                                  ------------
    Total shareholders' equity                       4,867,848
                                                  ------------
                                                  $  5,907,776
                                                  ============

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                      2000             1999
                                                  ------------     ------------

Revenues                                          $     76,912     $     13,701

Cost of revenues                                        51,313           11,232
                                                  ------------     ------------
Gross profit                                            25,599            2,469
                                                  ------------     ------------
Operating expenses:
 Research and development                              272,821          302,888
 Sales and marketing                                   919,476          819,688
 General and administrative                            921,977          537,451
                                                  ------------     ------------
                                                     2,114,274        1,660,027
                                                  ------------     ------------
Loss from operations                                (2,088,675)      (1,657,558)
                                                  ------------     ------------
Other income (expenses):
 Interest expense                                                       (81,500)
 Interest income                                        59,334            5,615
 Other income                                                            12,142
                                                  ------------     ------------
                                                        59,334          (63,743)
                                                  ------------     ------------
Net loss                                            (2,029,341)      (1,721,301)

Series F preferred stock dividend                      (36,667)
Series F redemption premium                           (200,000)
Amortization of discount on preferred stock                            (833,333)
                                                  ------------     ------------
Net loss applicable to common shareholders        $ (2,266,008)    $ (2,554,634)
                                                  ============     ============

Basic and diluted Loss per common share           $       (.05)    $       (.08)
                                                  ============     ============
Weighted average number of common shares
 outstanding                                        44,543,439       32,593,577
                                                  ============     ============


           See notes to condensed consolidated financial statements.

                        IMAGINON, INC., AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                               Series F convertible
                                  preferred stock         Common Stock                         Capital                    Total
                                ------------------   ----------------------     Warrants      in excess                shareholders'
                                Shares    Amount       Shares     Amount      and options      of par       Deficit       equity
                                ------  ----------   ----------  ----------   -----------   -----------   ------------  -----------
Balances,
   December 31, 1999             2,000  $1,865,000   44,124,178  $  441,241    $1,641,579   $14,485,996   $(10,128,702)  $8,305,114

Issuance of common stock
   and warrants, net of
   issuance costs of $50,000                            374,672       3,747       271,700       674,553                     950,000

Redemption of Series F
   preferred stock (including
   dividends of $194,000 and
   redemption premium of
   $200,000)                    (2,000) (1,865,000)                                            (529,000)                 (2,394,000)

Exercise of stock options                               120,000       1,200      (208,800)      208,800                       1,200

Issuance of common stock
   to employees                                          11,000         110                      34,765                      34,875

Net loss                                                                                                    (2,029,341)  (2,029,341)
                                ------  ----------   ----------  ----------   -----------   -----------   ------------  -----------

Balances, March 31, 2000            --  $       --   44,629,850  $  446,298   $ 1,704,479   $14,875,114   $(12,158,043) $ 4,867,848
                                ======  ==========   ==========  ==========   ===========   ===========   ============  ===========

                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                      2000             1999
                                                  ------------     ------------

Cash flows from operating activities:
  Net loss                                        $ (2,029,341)    $ (1,721,301)
                                                  ------------     ------------
  Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization                       264,761           40,000
   Provision for bad debts                              10,600
   Expense incurred upon issuance
     of common stock                                    34,875          612,032
   Changes in operating assets and liabilities
     net of of effects of business acquisition:
    Increase in accounts receivable                     (1,230)         (30,265)
    Increase in inventories                             (4,921)          (7,070)
    Increase in prepaid expenses and other            (104,327)         (70,198)
    (Decrease) increase in accounts payable           (126,713)          46,318
    Increase in accrued expenses                       119,261          218,574
                                                  ------------     ------------
   Total adjustments                                   192,306          809,391
                                                  ------------     ------------
Net cash used in operating activities               (1,837,035)        (911,910)
                                                  ------------     ------------
Cash flows from investing activities:
  Cash paid on business acquisition, net of
    cash acquired                                                      (212,548)
  Capital expenditures                                 (63,814)         (17,617)
                                                  ------------     ------------
Net cash used in investing activities                  (63,814)        (230,165)
                                                  ------------     ------------
Cash flows from financing activities:
  Dividends on Series F preferred stock               (194,000)
  Redemption of Series F preferred stock            (2,200,000)
  Proceeds from notes payable and advances                            3,099,550
  Proceeds from issuance of common stock and
   warrants, net                                     2,951,200          590,750
                                                  ------------     ------------
Net cash provided by financing activities              557,200        3,690,300
                                                  ------------     ------------
Net (decrease) increase in cash                     (1,343,649)       2,548,225
Cash, beginning                                      4,959,694           10,874
                                                  ------------     ------------
Cash, ending                                      $  3,616,045     $  2,559,099
                                                  ============     ============

                                  (Continued)

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                      2000             1999
                                                  ------------     ------------
Supplemental disclosure of
     cash flow information:
 Cash paid for interest                           $          -     $          -
                                                  ============     ============

 Cash paid for taxes                              $          -     $          -
                                                  ============     ============

Supplemental disclosure of non-cash investing and financing activities:

 Purchase of INOW, net of cash acquired:
   Fair value of assets acquired                                   $    108,000
   Intangible assets                                                  1,604,000
   Liabilities assumed                                                 (100,000)
   Fair value of assets exchanged                                    (1,399,000)
                                                                   ------------

  Cash paid, net of cash acquired                                  $    213,000
                                                                   ============

Conversion of warrants for shares of common stock                  $        767
                                                                   ============

Common stock issued in connection with the merger
  between the Company and ImaginOn.com, Inc.                       $  4,699,121
                                                                   ============

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

1.  Basis of presentation:

    The condensed consolidated financial statements for the three month periods ended March 31, 2000 and March 31, 1999 have been prepared by Imaginon, Inc. (the "Company"). In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000, and for the three month periods ended March 31, 2000 and March 31, 1999, have been made. Those adjustments consist only of normal and recurring adjustments.

    Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 1999 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the operating results to be expected for the full year.

    On January 20, 1999, the Company, formerly known as California Pro Sports,
     Inc., completed a merger with Imaginon.com, Inc. ("ImaginOn.com") of San Carlos, California, a privately held company formed in March 1996. At closing, ImaginOn.com's shareholders received approximately 60% of the outstanding post-merger common stock of the Company (20,206,115 shares) in exchange for their ImaginOn.com common stock. The transaction was recorded as an acquisition of ImaginOn, Inc. by ImaginOn.com and a recapitalization of ImaginOn.com.

    The accompanying condensed consolidated financial statements include the accounts of ImaginOn, Inc., and its wholly-owned subsidiaries, INOW, since March 8, 1999, and ImaginOn Digital Productions, Inc., since July 1, 1999 (Note 2). Intercompany transactions have been eliminated in consolidation.

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


1.  Basis of presentation (continued):

    Prior to the fourth quarter of 1999, the Company considered itself to be a development stage company, and was engaged primarily in research and development activities, raising capital, acquiring businesses, and recruiting personnel. In the fourth quarter of 1999, the Company began selling its broadband Internet television software system, which it developed in conjunction with technologies and resources obtained in part through its business acquisitions. The Company also completed a $6,000,000 private placement of its common stock and warrants. As a result of these events, beginning in the fourth quarter of 1999, the Company no longer considers itself to be a development stage company.

2.  Business acquisitions and intangible assets:

    On March 8, 1999, the Company acquired Network Specialists, Inc., a San
     Francisco, California Internet service provider company, through its subsidiary INOW, for $213,000 cash (net of cash acquired) and 260,000 shares of the Company's common stock valued at approximately $1,402,000.

    Effective July 1, 1999, the Company acquired Imagine Digital Productions I,
     Inc. ("IDP"), a multi-media production studio and publishing company, through its subsidiary ImaginOn Digital Productions, Inc., for $125,000 cash, a $200,000 payable (paid in October 1999), and 305,000 shares of the Company's common stock valued at approximately $667,000. The Company agreed to issue, as contingent consideration, up to 105,000 shares of the Company's common stock on June 30, 2000, subject to IDP's satisfaction of certain performance criteria, as defined.

    Each acquisition was accounted for as a purchase, and the results of operations of INOW and IDP are included in the Company's consolidated statements of operations from the date of each acquisition. The total purchase price of each acquisition was allocated to the assets and liabilities acquired based on their estimated fair values, including total goodwill of approximately $2,610,000.

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

2.  Business acquisitions and intangible assets (continued):

    Management assesses the carrying value of intangible and other long-lived assets, including goodwill, for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expenses. Based on its review, management does not believe that any impairment has occurred as of March 31, 2000.

3.  Commitments and contingencies:

    Leases:

    The Company leases office space under various non-cancelable operating lease agreements. In April 2000, the Company entered into an agreement to lease additional office space. Additional future minimum lease payments under this new lease agreement will be between $30,000 and $61,000 per year, through 2007.

    Litigation:

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the company.

4.  Shareholders' equity:

    Common stock:

    On December 30, 1999, the Company issued 1,873,360 shares of common stock and warrants to purchase an additional 749,344 shares of common stock for a total of $5,000,000. The Company received $3,000,000 on December 30, 1999, and received the remaining $2,000,000 on January 3, 2000. In connection with this transaction, the Company incurred $280,000 of issuance costs which were paid in January 2000, and which were accrued as a liability at December 31, 1999.

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


4.  Shareholders' equity (continued):

    Common stock (continued):

    In January 2000, the Company issued 374,672 shares of common stock and warrants to purchase an additional 149,869 shares of common stock for a total of $1,000,000, of which $271,000 was allocated to warrants. The warrants are exercisable through March 2002 at $3.34 per share. In connection with this transaction, the Company incurred issuance costs of $50,000.

    During the three months ended March 31, 2000, the Company also issued
     11,000 shares of the Company's common stock to employees, valued at $34,875, based upon the quoted market price of the Company's common stock at the date of issue. This amount has been recorded as expense in the accompanying statement of operations.

    Series D/E preferred stock:

    In January 1999, prior to the merger, the Company completed private placements whereby the Company received net proceeds of $2,570,000, for the sale of 1,500 shares each of Series D and E convertible preferred stock (the "Series D/E Stock") at a price of $1,000 per share. The Series D/E Stock was convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to the lower of $1,000 divided by 75% of the average closing bid price of the common stock for the five trading days immediately prior to the conversion date, or 120% of the market price on the day of closing.

    The conversion feature was "in the money" at the date of issue (a
     "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At March 31, 1999, $833,333 had been amortized to preferred stock for the period beginning from the date of issuance.

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


4.  Shareholders' equity (continued):

    Series F convertible preferred stock:

    In May 1999, the Company issued 4,000 shares of 12% Series F convertible preferred stock (the "Series F Stock") for $3,750,000 (net of offering costs) at a price of $1,000 per share. The Series F Stock was convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion was sent by the preferred shareholders.

    In December 1999, 2000 shares of the Series F Stock were converted into
     858,851 shares of the Company's common stock. In February 2000, the Company, at its option, redeemed the remaining 2,000 shares of Series F Stock for $2,394,000, which included dividends of $194,000 ($157,333 accumulated as of December 31, 1999) and a redemption preference of $200,000.

PART 1 - ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


FORWARD-LOOKING STATEMENTS

This report may contain certain "Forward-Looking Statements" as such term is defined in the private securities litigation reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represents ImaginOn, Inc. expectations or beliefs, including but not limited to, statements concerning ImaginOn, Inc. operations, economic performance, financial condition, growth and acquisition strategies, investments, and operational plans. For this purpose, any statements contained from here on that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might" or "continue" or the negative or other variations or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond ImaginOn, Inc.'s control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and other ImaginOn, Inc. filings with the Securities and Exchange Commission.

OVERVIEW

On January 20, 1999 ImaginOn, Inc., formerly known as California Pro Sports, Inc. (the "Company" or "ImaginOn"), through ImaginOn Acquisition Corp., a wholly owned subsidiary of ImaginOn, completed a merger with ImaginOn.com of San Carlos, California. Subsequent to the merger, ImaginOn has no sporting goods business and has not retained any personnel or directors from those operations. ImaginOn is a publicly held company with common stock currently trading on the NASDAQ SmallCap Market under the symbol "IMON". ImaginOn has three operating units.

ImaginOn was formed in March 1996, and designs, manufactures and sells: (I) consumer software products for the CD/DVD-ROM market and (ii) a research tool for Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. ImaginOn's founders were granted a U.S. patent on May 18, 1999 for its "TDPP" technology. The Company has brought its first three products, WebZinger, WorldCities 2000 and sellONstream, to market. These products are trademarked and are protected under U. S. Patent and U.S. Patent Pending issued to the founders of ImaginOn which they have assigned to the Company. As of March 31, 2000, ImaginOn employs 29 full time employees, plus 6 consultants compared to 15 full time employees and 3 consultants ended March 31, 1999.

On March 8, 1999, Network Specialists, Inc. ("Network") was merged with and into INOW, a California corporation and subsidiary of ImaginOn ("INOW"). INOW is an Internet Service Provider ("ISP") that offers PPP (both dial up and dedicated) ISDN Dial-up, ISDN for LAN, Frame Relay, and Full and Fractional Leased T1. Additional services include World Wide Web server co-locations and space rental, secure transaction servers, World Wide Web page authoring, domain name service, consulting services such as needs/cost analysis and hardware and software sales. INOW currently covers all of the Bay Area with plans to serve select metropolitan cities within the United States. INOW's prime target market are the thousands of small commercial offices, home offices, and small and medium-sized
businesses in Northern California.   INOW offers DSL or Digital Subscriber Line
that describes a group of technologies that delivers high-speed connections over existing telephone copper wiring. The two wire copper phone line from a telephone company's central office to a customer's premise is often referred to as "the last mile". This "last mile" of copper wiring has long been the bottleneck to providing fast data services to homes and businesses. DSL utilizes a new line-coding scheme that allows very high-speed, affordable connections over this last mile for the first time. DSL connections are "always on" or "always connected". This means that users do not need to dial up each time they want a connection to the network. Another benefit of having a "dedicated connection" is the fact that busy signals and dropped connections are not an issue with the Internet service.

With INOW's SDSL (Symmetric DSL) Service, a corporate LAN will have bandwidth of up to 1.530 Mbps to the Internet for both uploads and downloads. This is not the case with ADSL (Asymmetric DSL), which is limited to 384 kbps for uploads. At the click of an icon, INOW DSL Service gives a dedicated connection to destination without having to wait for the call to be set up or get annoying busy signals. The main difference between ADSL and SDSL is that Asymmetric DSL upload and download speeds are different. With ADSL you can download much faster than you can upload, while SDSL offers the same speed in both directions.

Beginning January, 2000, ImaginOn focused its information technology on developing and marketing broadband Internet television systems to businesses and institutions. ImaginOn's Internet television system, ImOn.comTV, is a licensed turnkey package that enables any website to present interactive television within a standard browser window on any suitably connected computer. The ImOn.comTV interactive virtual console offers its users video on demand, video that branches under user command, automated Web searching, and many additional features customized for each licensee.

The goal of the ImOn.comTV product is to make the Internet easier and more productive for businesses, educational institutions and individuals. ImOn.comTV integrates the WebZinger research engine, WorldCities 2000 Series of interactive travel planners, sellONstream video e-commerce solutions and the never-released interactive movie and PC videogame, American Hero. Additionally, licensees of ImOn.comTV receive the Company's software authoring tool, ImaginAuthor enables authoring of interactive TV content such as interactive movies like WorldCities 2000, and e-commerce video presentations, like sellONstream. Corporate training departments and educational content developers can use the Company's ImaginAuthor authoring tool for creating learning on demand applications. ImOn.comTV's features will be useful in interactive education/training and interactive advertising markets.

ImOn.comTV's instant Internet television delivers up to 200 video data streams in standard package prices from $31,000 to $49,000 (or with optional servers included in the packages with prices ranging from $35,000 to $84,000) and was introduced at the world's largest television broadcast convention for the National Association of Broadcasters in Las Vegas, Nevada on April 10-13, 2000. With the ImOn.comTV product, it is now possible for anyone to start an Internet television station overnight. The anticipated widespread deployment of ImOn.comTV will change the entire notion of what "broadcast" is in the high bandwidth Internet era. While there are many companies that can stream video and audio, ImOn.comTV's instant Internet television "station in a box" is unique in four important ways. First, ImaginOn's technology links video directly to Web pages. Second, ImaginOn provides viewer-directed video branching, whereby a consumer watching a video can interactively make a decision, and based on that decision, the video will seamlessly change scenes. If the consumer makes a different decision, another video option will be played. Third, ImaginOn's proprietary search engine, WebZinger, is always running behind the video, providing automatic video-content-sensitive searches on the subject featured on the television screen. Finally, ImaginOn's ImaginAuthor tools enable fast conversion of video footage to the ImOn.comTV format.

ImOn.comTV's instant Internet television packages are available for fast delivery, depending on the package selected and the amount of customization required by the licensee. The product can be shipped within six weeks from the date of purchase. ImOn.comTV's station packages can put any traditional broadcaster, e-business or content owner into the Internet television business, almost immediately. Companies that have libraries of video content will be able to launch specialized Internet television stations using their own video, processed by the ImaginAuthor authoring tool, the key tool that enables video branching, content-sensitive search capabilities, and e-commerce linkage for existing video footage.

ImOn.comTV, WebZinger, ImaginAuthor and sellONstream are trademarks of ImaginOn and are protected under U.S. patents.

COMPETITION

In the Internet Service Provider industry segment, ImaginOn competes with numerous companies, large and small, that offer similar services. ImaginOn's competitive advantage in this area is derived from its relationship to IMON.com. In the Internet portal industry segment, IMON.com competes with many larger, better-known portals. IMON.com's advantages will be based on its unique proprietary technology that implements interactive video and media-intensive data mining.

In the high bandwidth interactive streaming video authoring and playback software business, ImaginOn does not yet have a direct competitor. Several companies offer components that can be used to implement portions of a networked system, but no other company offers a complete turnkey solution like ImaginOn.

Within the Internet "search engine" marketplace, there are at least two dozen
products aimed at Web users for the purpose of searching the Internet.   All of
these search engines are primarily list generators; leaving the actual data evaluation and retrieval to the user. The few search engines that offer media retrieval provide little control or formatting of the output. Positioned as a "Research Engine", WebZinger actually retrieves rich media assets from the Web.

In the Internet television systems industry segment, there is currently no direct competition. In the high bandwidth interactive streaming video authoring and playback software business, there are no direct competitors as of this time.

Numerous companies, offer some portion of the services or capabilities of ImOn.comTV, but there are no other single vendor integrated solutions. ImaginOn's competitive advantage in this field is derived from the Company's unique proprietary technology that integrates interactive video playback with media-intensive data mining. ImaginOn anticipates that revenues will be generated by ISP services, license agreements, memberships, advertising and commissions stemming from video e-commerce sales.

New products created with ImaginOn tools are characterized by seamless real-time access to video, audio, graphics, text, HTML and 3D objects from multiple remote or local databases. ImaginOn will license tool sets to businesses for building e-commerce, data mining, interactive entertainment and training applications.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth certain consolidated operating results of the Company for the periods as indicated below.

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2000            1999
                                                    ----------      ----------
Net revenues                                        $   76,912      $   13,701
Cost of revenues                                        51,313          11,232
Gross profit                                            25,599           2,469
Research and development                               272,821         302,888
Sales and marketing                                    919,476         819,688
General administrative                                 921,977         537,451
Net Loss                                            (2,029,341)     (1,721,301)
Net Loss applicable to common shareholders          (2,266,008)     (2,554,634)

NET REVENUES

Consolidated net revenues increased to $76,912 for the three months ended March 31, 2000 compared to $13,701 for the three months ended March 31, 1999. Of this increase in first quarter 2000, $63,897 was contributed by the INOW subsidiary, which is an Internet service provider, $10,726 was from IDP for customer website maintenances, renewals, and related services, and $2,289 was primarily from ImaginOn's

CD software products, WebZinger and WorldCities 2000.

COST OF REVENUES

Consolidated cost of revenues was $51,313 ended March 31, 2000 compared to $11,232 ended March 31, 1999. The majority of these costs were incurred by the INOW and IDP subsidiaries. The increase in costs is from bandwidth usage, online communications, hardware servers, website maintenance and services, host computer and network equipment costs, and providing customer technical support and certain installations, and materials, packaging, and labor in producing ImaginOn's CD products.

GROSS PROFIT

Consolidated gross profit increased to $25,599 for the three months ended March 31, 2000 compared to $2,469 for the three months March 31, 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures for the three months ended March 31, 2000, decreased to $272,821, compared to $302,888 for the three months ended March 31, 1999. The main distinction from the first quarter of 1999 was that in 1999 ImaginOn expensed $157,344 for a one-time stock grant bonus to new engineers and video production employees. Of the remaining $145,544 during the first quarter 1999, 79% was comprised of regular employee payroll for engineers and video production employees, 17% for WorldCities 2000 product development, and 4% for purchase of computer equipment and office supplies. During the first quarter 2000, nearly 81% was from payroll (which includes employer taxes and expenses of stock grants) for engineers and video production employees, 8% was from the development of the Imon.comTV product, 8% was for computer equipment, computer supplies, rent, utilities, communications, and 3% was for research and development of the voice over recording for the WebZinger product.


SALES AND MARKETING EXPENSES

For the three months ended March 31, 2000, sales and marketing expenses increased to $919,476 compared to $819,688 for the three months ended March 31, 1999. During the first quarter 2000, nearly 70% was attributable to the marketing, advertising, sales promotions & materials, trade shows & presentations, and public relations of ImaginOn's products, $413,434 was expensed mainly for the ImOn.comTV product, 15% was for employee payroll (which includes employer taxes), consultants, and new hire of sales representatives, 15% was for general office supplies, rent, utilities, communications and computer equipment, and the remaining amount was for travel and accommodations.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2000, expenses increased to $921,977 compared to the three months ended March 31, 1999 of $537,451. Out of this total in the first quarter 2000, nearly 33% was for professional legal and accounting audit fees incurred for SEC filings, corporate reporting, costs for lawsuit proceedings, and preparation of the 10KSB audit, 24% was for employee payroll (which includes employer taxes), 24% represented goodwill amortization related to the two acquisitions for INOW and IDP last year, 16% was for rent, utilities, communications, computer equipment and supplies, general office supplies, furniture, deprecations, bad debts, public relations and business wires, and travel and accommodations, and 3% was for general liability and directors and officers insurance.

OTHER INCOME (EXPENSE)

For the three months ended March 31, 2000, interest expense decrease to $0, compared to the three months ended March 31, 1999 of $81,500 because of the elimination of monthly bridge loans incurred for Cal Pro and ImaginOn.com before the merger.

Interest income of $59,095 was earned in the first quarter 2000 from money market and CD deposits primarily from the private placements, as compared to no interest earned in first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, ImaginOn's cash and working capital had increased to $3,616,045 and $2,806,502 respectively, as compared to $2,559,099 and
$1,970,631, respectively on March 31, 1999. This increase in cash and working capital was primarily related to private placement offerings. In late December and early January 2000, a $6 million private placement was completed through Ladenburg Thalmann & Co., Inc., an investment banker. In December 1999, ImaginOn sold 1,873,360 shares of restricted common stock for $2.67 per share, resulting in net proceeds to the Company of $4,700,000. The Company also issued warrants to acquire up to 749,344 additional shares of common stock at an exercise price of $3.34 per share. In January 2000, the Company sold 374,672 shares of restricted common stock for $2.67 per share, resulting in $950,000 in net proceeds. The Company issued warrants to acquire up to 149,869 additional shares of common stock at an exercise price of $3.34 per share. The warrants from both of these private placements expire on March 30, 2002.

On February 25, 2000, ImaginOn redeemed the remaining outstanding shares of its Series F convertible preferred stock, plus accrued dividends, for $2,394,000. The preferred stock and accrued dividends were convertible into approximately 684,000 shares of ImaginOn common stock, which would have represented 1.5 percent of the shares outstanding on that date. After completing this transaction, the Company's capitalization is comprised solely of common stock and warrants.

ImaginOn expects to continue using it's working capital to finance ongoing operations and to fund marketing programs of its products and services. The Company anticipates that cash on hand, cash provided by operating activities, and cash available from the capital markets will be sufficient to fund its operations for the next twelve months.

                          PART II - OTHER INFORMATION

Item 1. Legal proceedings

On January 20, 2000, ImaginOn was served a complaint by a corporation named ImOn Inc. in the U.S. District Court for the Southern District of New York alleging violation of common law trademark (as opposed to trademark granted by the federal government under statute), and two other claims under the New York General Business Law alleging "Deceptive Acts" and "Unfair Competition and Trademark Infringement." ImaginOn's intellectual property law firm had previously discussed this firm's claim with one of the three attorneys who have represented the plaintiff, ImOn, Inc., which was incorporated last summer. Plaintiff claims to own the "Imon.net" internet domain and a common law trademark for the word "Imon" as it related to Internet commerce, ImaginOn, Imon, Inc. and at least one other company have filed trademark applications with the Federal Office of Patents and Trademarks. ImaginOn is vigorously defending itself in this action and believes it will be resolved in its favor. On January 31, 2000, plaintiff filed a motion for a preliminary injunction and the court issued a Show Cause Order for a March 2, 2000 hearing to determine if an injunction should be issued prohibiting us from using the term "ImOn" in commerce. After a two-day hearing, the Judge denied the motion for a preliminary injunction, holding that the plaintiff failed on every element requisite for the injunction, including likelihood of prevailing at trial. In addition, due to errors in the plaintiff's federal trademark application, it was excluded from evidence for the purposes of the motion. ImaginOn filed a counterclaim under the newly enacted Federal "Trademark Cyberpiracy Prevention" Act, which provides for award of attorneys' fees and liquidated damages of up to $100,000. Plaintiff has recently proffered a settlement less than ninety days after filing suit, which ImaginOn has under advisement.

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities

On December 31, 1999, ImaginOn received $3 million of a $6 million private placement of its restricted common stock through its investment banker, Ladenburg Thalmann & Co. Inc. The remaining $3 million of the private placement was received after year end. The net proceeds of $5,600,000 from the placement offering will be used primarily to fund the marketing of ImaginOn's ImOn.com TV product. In the offering, ImaginOn sold 2,248,032 shares of common stock for $2.67 per share and issued warrants to acquire up to 889,213 shares of common stock at an exercise price of $3.34 per share. The warrants will expire on March 30, 2002.

In December 2000, 2,200 shares of Series F Convertible Preferred Stock were converted into 858,851 shares of common stock in accordance with its terms. On February 25, 2000, ImaginOn redeemed the remaining outstanding 2,000 shares of Series F Convertible Preferred Stock for $2,394,000 in accordance with its terms. The Series F Convertible Preferred Stock was redeemed for $1,197 per share, which includes $97 per share of accrued interest through the redemption date.

Use of Proceeds

Not applicable


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

  3(i).1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-85108 as filed with the Securities and Exchange Commission "SEC" on October 13, 1994 (the "1994 Registration Statement").)

  3(i).2 Certificate of Designations for Series F 12% Convertible Preferred Stock (Incorporated by reference to Exhibit 3(I) .2 the Registrant's Registration Statement on Form SB-2, Registration No. 33-88729 as filed with the Securities and Exchange Commission on October 8, 1999 (the "1999 Registration Statement").)

  3(i).3 Amendment to Certificate of Incorporation of the Registrant dated July 22, 1998. (Incorporated by reference to Exhibit 3(I).5 of the Registrant's registration statement on Form S-3A, Registration No. 333 -71989 as filed with the Securities and Exchange Commission on March 17, 1999 (the "1999 Form S-3/A.").)

  3(i).4 Amendment to Certificate of Incorporation of the Registrant dated December 17, 1998. (Incorporated by reference to Exhibit 3(I).6 of the 1999 Form S-3/A).

  3(ii).1 Bylaws as currently in effect.  (Incorporated by reference to Exhibit
          3.2 to the 1994 Registration Statement.)

  4.1 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1994 Registration Statement, filed with the SEC on December 22, 1994 ("1994 Amendment #4).)

  4.2 Preferred Stock Purchase Agreement dated May 4, 1999 by and among Gage LLC and the Registrant. (Incorporated by reference to Exhibit 4.2 to the 1999 Registration Statement).

  4.3 Registration Rights Agreement dated May 4, 1999 by and among Gage LLC and the Registrant. (Incorporated by reference to Exhibit 4.3 to the 1999 Registration Statement).

  4.4 Common Stock Purchase Warrant dated May 4, 1999 by and among Gage LLC and the Registrant. (Incorporated by reference to Exhibit 4.4 to the 1999 Registration Statement).

  4.5 Form of Purchase Agreement dated December, 2000 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(a) of Registrant's Form 10-KSB for the year ending December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000 (the "December 31, 1999 10-KSB")).

  4.6 Form of Registration Rights Agreement dated December, 2000 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(b) of the December 31, 1999 10-KSB).

  4.7 Form of Warrant dated December, 2000 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(c) of the December 31, 1999 10-KSB).

  11.1    Computation of Net Income (Loss) Per Share

  27.1    Financial Data Schedule

Reports on Form 8-K

(b)       Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on May 15, 2000.



                                         IMAGINON, INC.



Dated: May 15, 2000                      By:  /s/ David M. Schwartz


                                         ---------------------------------------
                                         David M. Schwartz, Chairman,
                                         Chief Executive Officer and
                                         President



Dated: May 15, 2000                      By:  /s/ James A. Newcomb


                                         ---------------------------------------
                                         James A. Newcomb
                                         Chief Financial Officer