Form 10QSB
period 2000-06-30
IMAGINON INC /DE/
filed 2000-08-14
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                      OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

           For the transition period from _________________ to ______

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,682,650 common shares, par value $.01 per share, outstanding at August 8, 2000.

Transitional Small Business Disclosure Format (Check One) YES       NO   X
                                                              -----    -----

                  Page 1 of 22 total pages on this document.

                        IMAGINON, INC. AND SUBSIDIARIES
                                     INDEX



                                                                         Page
                                                                         ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial statements:

          Independent accountants' report                                   1
          Condensed consolidated balance sheet - June 30, 2000              2
          Condensed consolidated statements of operations -
            three and six months ended June 30, 2000 and 1999               3
          Condensed consolidated statement of shareholders' equity -
            six months ended June 30, 2000                                  4
          Condensed consolidated statements of cash flows -
            six months ended June 30, 2000 and 1999                       5-6
          Notes to condensed consolidated financial statements           7-12

Item 2.   Management's discussion and analysis                          13-18

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                                19
Item 2.   Changes in securities and use of proceeds                        19
Item 3.   Defaults upon senior securities                                  19
Item 4.   Submission of matters to a vote of security holders              20
Item 5.   Other Information                                                20
Item 6.   Exhibits and reports on Form 8-K                              20-21

          Signatures                                                       22

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



Board of Directors
ImaginOn, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of June 30, 2000, the related condensed consolidated statements of operations for the three-month and six-month periods then ended, and the condensed consolidated statements of shareholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.



Denver, Colorado
August 9, 2000

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET


                                 JUNE 30, 2000
                                  (UNAUDITED)


                                    ASSETS
                                    ------
Current assets:
  Cash, including $300,000 held as collateral on note payable $ 2,160,477 Accounts receivable, less allowance for
    doubtful accounts of $19,400                                         86,139
  Inventories                                                            31,997
  Prepaid expenses and other                                            185,006
                                                               ----------------

      Total current assets                                            2,463,619
                                                               ----------------

Furniture and equipment, net of accumulated
    depreciation of $251,740                                            190,373
Intangible and other assets, net of accumulated
    amortization of $1,038,255                                        1,664,955
                                                               ----------------

                                                                      1,855,328
                                                               ----------------

                                                               $      4,318,947
                                                               ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                             $        604,923
  Accrued expenses                                                      776,523
  Note payable                                                          300,000
                                                               ----------------

      Total liabilities (all current)                                 1,681,446
                                                               ----------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    5,000,000 shares; no shares issued and outstanding
  Common stock, $0.01 par value; authorized
    100,000,000 shares; 44,667,100 shares issued
    and outstanding                                                     446,671
  Warrants and options                                                1,704,479
  Capital in excess of par                                           14,916,206
  Accumulated deficit                                               (14,429,855)
                                                               ----------------

      Total shareholders' equity                                      2,637,501
                                                               ----------------

                                                               $      4,318,947
                                                               ================


           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)




                                                 Three months ended                Six months ended
                                                      June 30,                         June 30,
                                              2000                1999          2000              1999
                                          -----------         -----------   -----------        -----------
Revenues                                  $   139,633         $    77,361   $   216,545        $    91,062
Cost of revenues                               53,267              49,473       104,580             60,705
                                          -----------         -----------   -----------        -----------

Gross profit                                   86,366              27,888       111,965             30,357
                                          -----------         -----------   -----------        -----------

Operating expenses:
 Research and development                     305,170             308,787       577,991            611,675
 Sales and marketing                          917,044             536,776     1,836,520          1,356,464
 General and administrative                 1,183,586             750,994     2,105,563          1,288,445
                                          -----------         -----------   -----------        -----------

                                            2,405,800           1,596,557     4,520,074          3,256,584
                                          -----------         -----------   -----------        -----------

Loss from operations                       (2,319,434)         (1,568,669)   (4,408,109)        (3,226,227)
                                          -----------         -----------   -----------        -----------

Other income (expenses):
 Interest expense                              (1,488)                           (1,488)           (81,500)
 Interest income                               48,311                 664       107,644              6,279
 Other income                                     800              68,237           800             80,379
                                          -----------         -----------   -----------        -----------

                                               47,622              68,901       106,956              5,158
                                          -----------         -----------   -----------        -----------

Net loss                                   (2,271,812)         (1,499,768)   (4,301,153)        (3,221,069)

Series F preferred stock
 dividend                                                                       (36,667)
Series F redemption premium                                                    (200,000)
Amortization of discount
 on preferred stock                                              (248,937)                      (1,082,270)
                                          -----------         -----------   -----------        -----------
Net loss applicable to
 common shareholders                      $(2,271,812)        $(1,748,705)  $(4,537,820)       $(4,303,339)
                                          ===========         ===========   ===========        ===========
Basic and diluted loss per
 common share                             $      (.05)        $      (.05)  $      (.10)       $      (.12)
                                          ===========         ===========   ===========        ===========

Weighted average number of
 common shares outstanding                 44,653,018          36,700,257    44,598,888         36,053,963
                                          ===========         ===========   ===========        ===========


           See notes to condensed consolidated financial statements.

                       IMAGINON, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)


                                              Series F convertible
                                                Preferred stock                       Common stock
                                          -----------------------------        ----------------------------
                                                                                                                  Warrants
                                            Shares            Amount             Shares            Amount        and options
                                          ----------        -----------        ----------       -----------      -----------
Balances, January 1, 2000                      2,000        $ 1,865,000        44,124,178       $   441,241      $ 1,641,579

Issuance of common stock and
 warrants, net of issuance
 costs of $50,000                                                                 374,672             3,747          271,700

Redemption of Series F
 preferred stock (including cumulative
 dividends of $194,000 and
 redemption premium of
 $200,000)                                    (2,000)        (1,865,000)

Exercise of stock  options                                                        133,550             1,336         (208,800)

Issuance of common stock to                                                        34,700               347
 employees

Net loss
                                          ----------        -----------        ----------       -----------      -----------
Balances, June 30,  2000                           -        $         -        44,667,100       $   446,671      $ 1,704,479
                                          ----------        -----------        ----------       -----------      -----------



                                                              Capital                                 Total
                                                             in excess           Accumulated       shareholder's
                                                              of par               deficit            equity
                                                            -----------          ------------      -------------
Balances, January 1, 2000                                   $14,485,996          $(10,128,702)      $ 8,305,114

Issuance of common stock and
 warrants, net of issuance
 costs of $50,000                                               674,553                                 950,000

Redemption of Series F
 preferred stock (including cumulative
 dividends of $194,000 and
 redemption premium of
 $200,000)                                                     (529,000)                             (2,394,000)

Exercise of stock  options                                      214,915                                   7,451

Issuance of common stock to
 employees                                                       69,742                                  70,089

Net loss                                                                           (4,301,153)       (4,301,153)
                                                            -----------          ------------       -----------
Balances, June 30,  2000                                    $14,916,206          $(14,429,855)      $ 2,637,501
                                                            -----------          ------------       -----------



           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                2000          1999
                                                            -----------   -----------
   Cash flows from operating activities:
   Net loss                                                 $(4,301,153)  $(3,221,069)
                                                            -----------   -----------
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                              513,153       172,544
     Provision for bad debts                                     19,400         6,000
     Expense incurred upon issuance
      of common stock                                            70,089       677,821
     Changes in operating assets and liabilities
      net of effects of business acquisition:
       Increase in accounts receivable                          (46,168)     (107,480)
       Increase in inventories                                  (10,493)      (25,938)
       Increase in prepaid expenses and other                  (135,374)      (84,322)
       Increase in accounts payable                               3,240       168,248
       Increase in accrued expenses                             339,044       280,112
                                                            -----------   -----------

        Total adjustments                                       752,891     1,086,985
                                                            -----------   -----------

   Net cash used in operating activities                     (3,548,262)   (2,134,084)
                                                            -----------   -----------
   Cash flows from investing activities:
     Cash paid on business acquisition, net of
      cash acquired                                                          (212,548)
     Deferred merger costs                                                   (125,000)
     Capital expenditures                                      (114,406)      (33,817)
                                                            -----------   -----------

   Net cash used in investing activities                       (114,406)     (371,365)
                                                            -----------   -----------
   Cash flows from financing activities:
     Dividends on Series F preferred stock                     (194,000)
     Redemption of Series F preferred stock                  (2,200,000)
     Proceeds from notes payable and advances                   300,000     3,099,550
     Redemption of preferred stock and warrants                            (3,095,846)
     Proceeds from collection of receivable from
      sale of common stock                                    2,000,000
     Proceeds from issuance of common stock and
      warrants, net                                             957,451     7,665,089
                                                            -----------   -----------

   Net cash provided by financing activities                    863,451     7,668,793
                                                            -----------   -----------


                                  (Continued)

                        IMAGINON, INC. AND SUBSIDIARIES

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                2000          1999
                                                            -----------   -----------
Net (decrease) increase in cash                              (2,799,217)    5,163,344

Cash, beginning                                               4,959,694        10,874
                                                            -----------   -----------

Cash, ending                                                $ 2,160,477   $ 5,174,218
                                                            ===========   ===========

Supplemental disclosure of
 cash flow information:
   Cash paid for interest                                   $         -   $         -
                                                            ===========   ===========

   Cash paid for taxes                                      $         -   $         -
                                                            ===========   ===========


Supplemental disclosure of non-cash investing and financing activities:

  Purchase of INOW, net of cash acquired:
   Fair value of assets acquired                                          $   115,000
   Intangible assets                                                        1,600,000
   Liabilities assumed                                                       (100,000)
   Fair value of assets exchanged                                          (1,402,000)
                                                                          -----------

   Cash paid, net of cash acquired                                        $   213,000
                                                                          ===========

   Conversion of warrants for shares of
    common stock                                                          $       767
                                                                          ===========

   Common stock issued in connection with the merger
    between the Company and ImaginOn.com, Inc.                            $ 4,699,121
                                                                          ===========


           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


1.   Basis of presentation:

     The condensed consolidated financial statements of ImaginOn, Inc. (the
       "Company") for the six month periods ended June 30, 2000 and June 30, 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999, have been made. Those adjustments consist only of normal and recurring adjustments.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

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

     The accompanying condensed consolidated financial statements include the accounts of ImaginOn, Inc. and its wholly-owned subsidiaries, including INOW, since March 8, 1999, and ImaginOn Digital Productions, Inc., since July 1, 1999 (Note 2). Intercompany transactions have been eliminated in consolidation. In July 2000, the Company formed a new wholly-owned subsidiary, Wireless Web Data, Inc., to develop software for wireless Web data servers that will allow cellular phone and portable computer device users to interface with the Internet.

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


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

2.   Business acquisitions and intangible assets:

     On March 8, 1999, the Company acquired Network Specialists, Inc., a San
       Francisco, California Internet service provider company, through its subsidiary INOW, for cash of $213,000 (net of cash acquired) and 260,000 shares of the Company's common stock valued at approximately $1,402,000.

     Effective July 1, 1999, the Company acquired Imagine Digital Productions I,
       Inc. ("IDP"), a multi-media production studio and publishing company, through its subsidiary ImaginOn Digital Productions, Inc., for cash of $125,000, a $200,000 payable (paid in October 1999), and 305,000 shares of the Company's common stock valued at approximately $667,000. The Company agreed to issue, as contingent consideration, up to 105,000 shares of the Company's common stock on June 30, 2000, subject to IDP's satisfaction of certain performance criteria, as defined. These criteria were not satisfied as of June 30, 2000, and therefore no contingent consideration was issued.

     Each acquisition was accounted for as a purchase, and the results of operations of INOW and IDP are included in the Company's consolidated statements of operations from the date of each acquisition. The total purchase price of each acquisition was allocated to the assets and liabilities acquired based on their estimated fair values, including total goodwill of approximately $2,610,000.

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

2.   Business acquisitions and intangible assets (continued):

     Management assesses the carrying value of intangible and other long-lived assets, including goodwill, for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and cash flows on an undiscounted basis, with the related amortization expense. Based on its review, management does not believe that any impairment has occurred as of June 30, 2000.

3.   Note payable:

     On June 19, 2000, the Company borrowed $300,000 in exchange for a short-term note payable to a bank. The note bears interest at 10.65% and is collateralized by a certificate of deposit. Principal and accrued interest are due in August 2000.

4.   Commitments and contingencies:

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

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

5.   Shareholders' equity:

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

     In January 2000, the Company issued 374,672 shares of common stock and warrants to purchase an additional 149,869 shares of common stock for a total of $1,000,000, of which $271,700 was allocated to warrants. The warrants are exercisable through March 2002 at $3.34 per share. In connection with this transaction, the Company incurred issuance costs of $50,000.

     During the six months ended June 30, 2000, the Company also issued 34,700 shares of the Company's common stock to employees, valued at $70,089, based upon the quoted market price of the Company's common stock at the date of issue. This amount has been recorded as expense in the accompanying statement of operations.

     During the three months ended June 30, 2000, the Company's shareholders approved an increase in the number of common shares authorized from 50,000,000 to 100,000,000 shares.

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

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

Shareholders' equity (continued):

     Series D/E preferred stock (continued):

     The conversion feature was "in the money" at the date of issue (a
       "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At June 30, 1999, the entire amount had been amortized to preferred stock for the period beginning from the date of issuance.

     Series F convertible preferred stock:

     In May 1999, the Company issued 4,000 shares of 12% Series F convertible preferred stock (the "Series F Stock") for $3,750,000 (net of offering costs) at a price of $1,000 per share. The Series F Stock was convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion was sent by the preferred shareholders. The conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"), and as a result, the Company allocated $255,319 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At June 30, 1999, $82,270 had been amortized to preferred stock for the period beginning from the date of issuance.

     In December 1999, 2000 shares of the Series F Stock were converted into
       858,851 shares of the Company's common stock. In February 2000, the Company, at its option, redeemed the remaining 2,000 shares of Series F Stock for $2,394,000, which included dividends of $194,000 ($157,333 accumulated as of December 31, 1999) and a redemption preference of $200,000.

                        IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

Business segment information:

     As of and during the periods ended June 30, 2000 and June 30, 1999, segment results were as follows:


                                Three months ended           Six months ended
                                      June 30,                    June 30,
                                2000          1999          2000           1999
                            -----------   -----------   -----------    -----------
ImaginOn.com:
   Revenues                 $    77,165   $     2,954   $    79,454         16,655
   Segment loss              (2,204,153)   (1,485,034)   (4,149,777)   $(3,040,746)
   Total assets               4,076,089     6,894,364     4,076,089      6,894,364

IDP:
   Revenues                       1,993             -        12,719              -
   Segment loss                 (15,953)            -       (37,807)             -
   Total assets                  36,506             -        36,506              -

INOW:
   Revenues                      60,475        74,407       124,372        151,144
   Segment loss                 (49,151)      (46,444)     (111,519)       (59,963)
   Total assets                  92,852       180,866        92,852        180,866

Corporate:
   Segment income (loss)         (2,555)       31,710        (4,605)      (120,360)
   Total assets                 113,500       127,400       113,500        127,400

   Net loss all segments
     and corporate           (2,271,812)   (1,499,768)   (4,301,153)    (3,221,069)

There are no differences in the basis of segmentation or in the basis of measurement of segment loss from the Company's last annual report.

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

OVERVIEW AND RECENT DEVELOPMENTS

ImaginOn, Inc. (the "Company" or "ImaginOn") is a publicly held company with common stock currently trading on the NASDAQ SmallCap Market under the symbol "IMON". ImaginOn operates in three segments: ImaginOn, Inc. and IPP, which both develop, produce and market computer software products, and INOW, an Internet service provider.

ImaginOn designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market and (ii) a research tool for Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. ImaginOn's founders were granted a U.S. patent on May 18, 1999 for its "TDPP" technology. The Company has brought its first three products, WebZinger, WorldCities 2000 and sellONstream, to market. These products are trademarked and are protected under U. S. Patent and U.S. Patent Pending issued to the founders of ImaginOn, which they have assigned to the Company. As of June 30, 2000, ImaginOn employed 30 employees, plus 6 consultants compared to a total of 46 employees and consultants on June 30, 1999.

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

Beginning January 2000, ImaginOn focused its information technology on developing and marketing broadband Internet television systems to businesses and institutions. ImaginOn's Internet television system, ImOn.comTV(TM), is a licensed turnkey package that enables any Website to present interactive television within a standard browser window on any suitably connected computer. The ImOn.comTV interactive virtual console offers its users video on demand, video that branches under user command, automated Web searching, and many additional features, customized for each licensee.

During the second quarter 2000, ImaginOn's ImOn.comTV Interactive Internet "TV station in a box", began a preview of its interactive Internet system that powered the launch of the American Arts Network, the first dedicated arts Internet television site and the first entity to establish a comprehensive Internet based method for funding the arts. The official launch of the new broadband American Arts Network Internet TV channel is scheduled for this coming September.

Another launch during the second quarter 2000 was "The GOLF MAGAZINE INTERACTIVE Travel Guide" which offers the guide on a high bandwidth interactive Internet television station powered by ImOn.comTV. In addition, ImOn.comTV powered a new Internet television site called ApproachTV.Com, which allows users to view original content movies, newscasts, live sports and pay per view events that cannot be seen anywhere else. The scalability of the ImOn.comTV system allows ApproachTV.Com to increase the number of streams they provide as their site grows.

In May 2000, ImaginOn, Inc. entered into a streaming media agreement with Intel Corporation. ImaginOn, Inc. will use Intel(R) Internet Media Services to provide its ImOn.comTV Internet Television Network customers with reliable worldwide distribution of interactive digital video streams. Intel Internet Media Services will supply high quality, reliable service for ImaginOn's broadband Internet television viewers. Intel Internet Media Services is part of Intel's New Business Group, which was formed to grow new internet-related services and products in support of Intel's mission to be the building block supplier to the worldwide Internet economy.

In June 2000, ImaginOn, Inc. was at the Tools & Middleware Expo 2000 in Japan demonstrating ImaginAuthor(TM) an authoring tool to developers producing content for the new Sony PlayStation(R) 2 computer entertainment system. ImaginAuthor is expected to provide the content development community with the unique ability to incorporate viewer-directed video branching into gameplay sequences.
Further, ImaginOn is now creating its own PlayStation 2 computer entertainment system content in hybrid DVD/broadband Internet products. ImaginOn's goal is to deliver at least five ImaginOn titles in the year 2001. These titles will both stand alone on their merits and serve as a showcase for the unique capabilities of ImaginOn's core technology. These products will also take advantage of ImOn.comTV interactive TV stations on the Web to create open-ended infotainment and entertainment experiences.

Also in June 2000, ImaginOn, Inc. launched ImOn.comTV in the United Kingdom and all of Europe.

In July 2000, ImaginOn, Inc. formed a new wholly-owned subsidiary called "Wireless Web Data, Inc." (WWDI). WWDI was formed to develop and commercialize a new application of ImaginOn technology targeted at wireless Web data acquisition, formatting and delivery. The server and client software to be developed by WWDI will enable new services, such as instant Web searches on any digital cell phone. The first new development by WWDI will be the Wireless Data Engine. The store and forward capability of this system will allow users to initiate an internet or intranet data request from their desktop PC, and then see or hear the results at a later time on their phone or other portable device. Data requests may be for any type of information, from stock reports to movie times, and audio or video files.

WWDI is currently negotiating terms of a proposed private placement of equity, in which proceeds are planned to deploy a Beta version of the WWDI Wireless Data Server.

ImOn.comTV, WebZinger, ImaginAuthor and sellONstream are trademarks of ImaginOn and are protected under U.S. patents.

COMPETITION

In the Internet Service Provider industry, ImaginOn competes with numerous companies, large and small, that offer similar services. ImaginOn's competitive advantage in this area is derived from its relationship to IMON.com. In the Internet portal industry segment, IMON.com competes with many larger, better-known portals. IMON.com's advantages will be based on its unique proprietary technology that implements interactive video and media-intensive data mining.

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

In the Internet television systems industry, there is currently no direct competition. In the high bandwidth interactive streaming video authoring and playback software business, there are no direct competitors as of this time.

Numerous companies offer some portion of the services or capabilities of ImOn.comTV, but there are no other single vendor integrated solutions. ImaginOn's competitive advantage in this field is derived from the company's unique proprietary technology that integrates interactive video playback with media-intensive data mining. ImaginOn anticipates that revenues will be generated by ISP services, license agreements, memberships, advertising and commissions stemming from video e-commerce sales.

In the Wireless Web Data, Inc. area, there are at least two dozen search engines freely accessible to anyone with a computer and Web browser. WWDI is fundamentally different from all of them because it is built from unique patented software technology developed by ImaginOn. Nonetheless, the competition dominates the marketplace today. In the rapidly evolving wireless Web arena at least six potential competitors have announced that they will soon have products available. Given the size of the potential marketplace, there may be many entrants by the end of the year 2000.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth certain consolidated operating results of the Company for the periods as indicated below.


                                Three months ended             Six months ended
                                      June 30,                     June 30,
                            ----------------------------------------------------------
                               2000          1999           2000               1999
                            -----------   -----------   -----------        -----------
Net revenues                $   139,633   $    77,361   $   216,545        $    91,062
Cost of revenues                 53,267        49,473       104,580             60,705
Gross profit                     86,366        27,888       111,965             30,357
Research and development        305,170       308,787       577,991            611,675
Sales and marketing             917,044       536,776     1,836,520          1,356,464
General administrative        1,183,586       750,994     2,105,563          1,288,445

Net loss                     (2,271,812)   (1,499,768)   (4,301,153)        (3,221,069)

Net loss applicable to
 common shareholders         (2,271,812)   (1,748,705)   (4,537,820)        (4,303,339)


NET REVENUES

Consolidated net revenues were $139,633 and $216,545 for the three-month and six-month periods ended June 30, 2000, respectively, which represent increases of 81% and 138% when compared with the corresponding periods in 1999. The increase in second quarter 2000 revenue was primarily due to sales of ImaginOn's ImOn.comTV product and software technology licenses. WebZinger, WorldCities 2000, and GOLF MAGAZINE CD software products also contributed to this increase. As a percentage of second quarter revenue, 55% was from Imon.com, 43% was contributed by INOW, and the remaining 2% was from IDP for customer website maintenance, renewals, and related services. For the three months ended June 30, 2000, Imon.com subsidiary revenues increased nearly 97%, while INOW subsidiary revenues decreased nearly 23%, compared to the three months ended in June 30, 1999.


COST OF REVENUES

Cost of revenues was $53,267, or 38% of net revenues for the three months ended June 30, 2000 compared to $49,473, or 64% of net revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of revenues was $104,580, or 48% of net revenues compared to $60,705, or 67% of net revenues for the corresponding period of 1999. The decrease in cost of revenues as a percentage of total revenues in the three and six months ended June 30, 2000 compared to the same periods ended June 30, 1999, was primarily attributable to the ImOn.ComTV Internet TV packages and ImaginOn's software technology license. These costs of revenues consist of the expenses associated with the production and usage of Imon.comTV and the Company's other online media properties. These costs include fees for bandwidth, co-location, Internet connection charges and hardware servers and computer related equipment. Costs also include Website maintenance and services, host computer and network equipment costs, and providing customer technical support and certain installation, materials, packaging, and labor in producing ImaginOn products.

GROSS PROFIT

Consolidated gross profit for the three and six months ended June 30, 2000 and 1999 increased to $86,366 in 2000 compared to $27,888 in 1999 and an increase of $111,965 in 2000 compared to $30,357 in 1999, respectively. These increases were primarily attributable to the sales of ImOn.comTV instant interactive Internet TV packages.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 30, 2000 decreased slightly to $305,107, compared to $308,787 for the three months ended June 30, 1999. During this year's second quarter, nearly 71% of research and development expenses were due to payroll for engineers, outside consultants, and video production staff, 16% was for other related ImOn.comTV project expenses, and the remaining 13% was for office rent, utilities, communications, computer equipment and supplies. For the six months ended June 30, 2000, expenses increased to $611,675 compared to $531,483 for the six months ended June 30, 1999. This increase compared to last year was primarily due to additional employee staffing and compensation increases.


SALES AND MARKETING EXPENSES

For the three months ended June 30, 2000, sales and marketing expenses increased to $917,044 compared to $536,776 for the three months ended June 30, 1999. During this year's second quarter, nearly 74% was attributable to the marketing, advertising, sales promotions and materials, trade shows and presentations, and public relations of ImaginOn's ImOn.comTV product, 16% was for employee payroll (which included employer taxes), and consultants, the remaining 10% was for general office supplies, rent, utilities, communications and computer equipment, travel and accommodations. For the six months ended June 30, 2000, expenses increased to $1,836,520 compared to $1,288,445 for the six months ended June 30, 1999. This increase compared to last year was primarily attributable to hiring additional sales and sales-support staff, as well as sales and marketing activities in connection with the ImOn.comTV product.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2000, general and administrative expenses increased to $1,183,586 compared to the three months ended June 30, 1999 of $750,994. Out of this total, during this year's second quarter, nearly 39% was for professional legal and independent accounting and audit services as well as corporate filings and reporting such as the printing of materials for the annual proxy and stockholder annual reports, costs for legal proceedings, 26% was for employee payroll (which included employer taxes), 19% represented goodwill amortization related to the two acquisitions for INOW and IDP during last year. The remaining 16% was for rent, utilities, communications, computer equipment and supplies, general office supplies, furniture, depreciation, bad debts, public relations and business wires, and travel and accommodations, and for general liability and directors and officers insurance. For the six months ended June 30, 2000, expenses increased to $1,888,107 compared to $1,288,445 for the six months ended June 30, 1999. This increase was primarily attributable to the acquisition of INOW and IDP's goodwill amortization and increased payroll due to more employees as well as expanded growth of the Company from the prior year.

OTHER INCOME (EXPENSE)

For the three months ended June 30, 2000, interest expense increased to $1,488 for bank interest charges, compared to zero in the three months ended June 30, 1999. Other income for the three months ended June 30, 2000 decreased to $49,111 compared to $68,901 for the three months ended in June 30, 1999. This decrease is primarily due to less funds in the CD and money market bank accounts during this year's second quarter. For the six months ended June 30, 2000 interest expense decreased to $1,488 compared to $66,500 for the six months end June 30, 1999. This was primarily due to the elimination of monthly bridge loans incurred for Cal Pro and ImaginOn.com before the merger. For the six months ended June 30, 2000, interest income increased to $108,445 compared to $71,658 for the six months ended in June 30, 1999. This increase was due to availability of funds for interest earned from money market and CD deposits primarily from the private placements received early this year.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, ImaginOn's cash and working capital decreased to approximately $2.9 million from $4.6 million on June 30, 1999. This was primarily due to the redemption of the remaining outstanding shares of its Series F convertible preferred stock, plus accrued dividends, for $2,394,000 during the first quarter, 2000. The preferred stock and accrued dividends were convertible into approximately 684,000 shares of ImaginOn common stock, which would have represented 1.5 percent of the shares outstanding on that date.

Cash decreased due to the use of cash on hand in meeting the capital expenditures for the three primary categories of General and Administrative, Sales and Marketing, and Research and Development.

In June 2000, the Company borrowed $300,000 from a bank, collateralized by a certificate of deposit, in order to avoid early withdrawal penalties prior to the CD's maturity date. After the maturity date on August 10, 2000, the loan is planned to be paid with proceeds from the CD.

ImaginOn expects to continue using its working capital to finance ongoing operations and to fund marketing programs of its products and services. The Company anticipates that cash on hand, cash provided by operating and financing activities, and cash available from the capital markets will be sufficient to fund its operations for the next twelve months.

                           Part II Other Information

Part II - Item 1 Legal Proceedings

On January 20, 2000, ImaginOn was served a complaint by a corporation named ImOn Inc. in the U.S. District Court for the Southern District of New York alleging violation of common law trademark (as opposed to trademark granted by the federal government under statute), and two other claims under the New York General Business Law alleging "Deceptive Acts" and "Unfair Competition and Trademark Infringement." ImaginOn's intellectual property law firm had previously discussed this firm's claim with one of the three attorneys who have represented the plaintiff, ImOn, Inc., which was incorporated last summer. Plaintiff claims to own the "Imon.net" Internet domain and a common law trademark for the word "Imon" as it related to Internet commerce. ImaginOn, Inc., Imon, Inc. and at least one other company have filed trademark applications with the Federal Office of Patents and Trademarks. ImaginOn is vigorously defending itself in this action and believes it will be resolved in its favor. On January 31, 2000, plaintiff filed a motion for a preliminary injunction and the court issued a Show Cause Order for a March 2, 2000 hearing to determine if an injunction should be issued prohibiting us from using the term "ImOn" in commerce. After a two day hearing, the Judge denied the motion for a preliminary injunction, holding that the plaintiff failed on every element requisite for the injunction, including likelihood of prevailing at trial. In addition, due to errors in the plaintiff's federal trademark application, it was excluded from evidence for the purposes of the motion. ImaginOn filed a counterclaim under the newly enacted Federal "Trademark Cyberpiracy Prevention" Act, which provides for award of attorneys' fees and liquidated damages of up to $100,000. The parties agreed to a 60 day standstill for settlement discussions. On July 28, 2000, ImaginOn was informed by plaintiff that it would cease all operations and become dormant as of July 31, 2000. ImaginOn is considering options as to whether to pursue its counterclaim against the plaintiff's backers for its legal costs.

Part II - Item 2  Changes in Securities and Use of Proceeds

Changes in Securities

None.

Use of Proceeds

Not applicable.

Part II - Item 3 Defaults Upon Senior Securities

None.

Part II - Item 4 Submission of Matters to a Vote of Security Holders

On April 7, 2000 at 10:00 a.m., Pacific Daylight Time, ImaginOn held its annual meeting of stockholders.

The following directors were elected to served as directors of ImaginOn until the next annual meeting of stockholders and until their respective successors are elected and qualified:

                          Votes For           Votes Against    Abstentions
     David M. Schwartz    31,745,421          3,483            129,580
     James A. Newcomb     31,745,421          3,483            129,580
     Mary E. Finn         31,745,421          3,483            129,580
     Dennis Allison       31,745,421          3,483            129,580
     Jim Polizotto        31,745,421          3,483            129,580

The ImaginOn 1999 Equity Incentive Plan was adopted and approved with the following results:

     Votes For               Votes Against         Abstentions
     31,100,052                 666,380              111,872

An amendment to Article Forth of ImaginOn's Amended Certificate of Incorporation to increase ImaginOn's authorized common stock, $.01 par value per share, from 50,000,000 shares to 100,000,000 shares was approved with the following results:

     Votes For               Votes Against         Abstentions
     31,157,373                 639,688               81,243

Part II - Item 5 Other Information

Not applicable.

Part II - Item 6 Exhibits & Reports on Form 8-K

Exhibits

     3(i).1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-85108 as filed with the Securities and Exchange Commission "SEC" on October 13, 1994 (the "1994 Registration Statement").)

     3(i).2 Amendment to Certificate of Incorporation of the Registrant dated July 22, 1998. (Incorporated by reference to Exhibit 3(i).5 of the Registrant's registration statement on Form S-3A, Registration No. 333-71989 as filed with the Securities and Exchange Commission on March 17, 1999 (the "1999 Form S-3/A.").)

     3(i).3 Amendment to Certificate of Incorporation of the Registrant dated December 17, 1998. (Incorporated by reference to Exhibit 3(i).6 of the 1999 Form S-3/A.)

     3(ii).1 Bylaws as currently in effect. (Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.)

     4.1 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1994 Registration Statement, filed with the SEC on December 22, 1994 (" 1994 Amendment #4).)

     11.1     Computation of Net Income (Loss) Per Share

     27       Financial Data Schedule

Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on August 14, 2000.

                                         IMAGINON, INC.


                                      By:/s/ David M. Schwartz
                                         ----------------------
                                         David M. Schwartz,
                                         Chairman, Chief Executive Officer
                                         and President



    SIGNATURES                          TITLE                      DATE
    ----------                          -----                      ----
/s/ David M. Schwartz           Chief Executive Officer        August 14, 2000
---------------------                And Director

David M. Schwartz
/s/ James A. Newcomb            Chief Financial Officer        August 14, 2000
---------------------                and Director
James A. Newcomb