Form 10QSB
period 2000-09-30
IMAGINON INC /DE/
filed 2000-11-14
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                  For the transition period from __________to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES [X]       NO [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,682,650 common shares, par value $.01 per share, outstanding at August 8, 2000.

Transitional Small Business Disclosure Format (Check One) YES ___ NO  X
                                                                     ---

                  Page 1 of 26 total pages on this document.

                        IMAGINON, INC. AND SUBSIDIARIES
                                     INDEX

                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial statements:

         Independent accountants' report                                   1
         Condensed consolidated balance sheet - September 30, 2000         2
         Condensed consolidated statements of operations -
          three and nine months ended September 30, 2000 and 1999          3
         Condensed consolidated statement of shareholders' equity -
          nine months ended September 30, 2000                             4
         Condensed consolidated statements of cash flows -
          nine months ended September 30, 2000 and 1999                  5-6
         Notes to condensed consolidated financial statements           7-14

Item 2.  Management's discussion and analysis                          15-21

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                22
Item 2.  Changes in securities and use of proceeds                        22
Item 3.  Defaults upon senior securities                                  22
Item 4.  Submission of matters to a vote of security holders              22
Item 5.  Other Information                                                22
Item 6.  Exhibits and reports on Form 8-K                                 23

         Signatures                                                       24

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



Board of Directors
ImaginOn, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of September 30, 2000, the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and the condensed consolidated statements of shareholders' equity and cash flows for the nine-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


GELFOND HOCHSTADT PANGBURN, P.C.



Denver, Colorado
November 7, 2000

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                 ASSETS
                                 ------
Current assets:
        Cash                                                  $    410,259
        Accounts receivable, less allowance for
              doubtful accounts of $19,400                         105,670
        Inventories                                                 32,295
        Prepaid expenses and other                                  49,088
                                                              ------------

              Total current assets                                 597,312
                                                              ------------

Furniture and equipment, net of accumulated
          depreciation of $296,441                                 159,970
Intangible and other assets, net of accumulated
          amortization of $1,257,258                             1,441,787
                                                              ------------

                                                                 1,601,757
                                                              ------------

                                                              $  2,199,069
                                                              ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
        Accounts payable                                         $ 625,034
        Accrued expenses                                           810,447
        Deposits and other                                          10,500
                                                              ------------

              Total liabilities (all current)                    1,445,981
                                                              ------------

Commitments and contingencies

Shareholders' equity:
        Preferred stock, $0.01 par value; 5,000,000 shares
          authorized; no shares issued and outstanding
        Common stock, $0.01 par value; 100,000,000 shares
          authorized; 44,682,650 shares issued
          and outstanding                                          446,826
        Warrants and options                                     1,704,479
        Capital in excess of par                                14,918,863
        Accumulated deficit                                    (16,317,080)
                                                              ------------

              Total shareholders' equity                           753,088
                                                              ------------

                                                              $  2,199,069
                                                              ============

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



                                            Three months ended          Nine months ended
                                               September 30,              September 30,
                                         -------------------------   -------------------------
                                             2000         1999          2000          1999
                                         -----------   -----------   -----------   -----------
Revenues                                 $   167,058   $   168,721   $   383,603   $   259,783
Cost of revenues                              74,070        37,834       178,650        98,539
                                         -----------   -----------   -----------   -----------

Gross profit                                  92,988       130,887       204,953       161,244
                                         -----------   -----------   -----------   -----------

Operating expenses:
  Research and development                   412,564       206,906       990,555       818,581
  Sales and marketing                        758,268       719,999     2,594,788     2,076,463
  General and administrative                 863,008       884,562     2,968,571     2,173,001
                                         -----------   -----------   -----------   -----------

                                           2,033,840     1,811,467     6,553,914     5,068,045
                                         -----------   -----------   -----------   -----------

Loss from operations                      (1,940,852)   (1,680,580)   (6,348,961)   (4,906,801)
                                         -----------   -----------   -----------   -----------

Other income (expenses):
  Interest expense                            (9,027)                    (10,515)         (905)
  Interest income                             13,840        48,755       121,484        87,686
  Other                                       48,814        (1,196)       49,614       (34,070)
                                         -----------   -----------   -----------   -----------

                                              53,627        47,559       160,583        52,711
                                         -----------   -----------   -----------   -----------

Net loss                                  (1,887,225)   (1,633,021)   (6,188,378)   (4,854,090)

Series F preferred stock dividend                                        (36,667)
Series F redemption premium                                             (200,000)
Amortization of discount on preferred
  stock                                                   (127,659)                 (1,209,929)
                                         -----------   -----------   -----------   -----------
Net loss applicable to common
  shareholders                           $(1,887,225)  $(1,760,680)  $(6,425,045)  $(6,064,019)
                                         ===========   ===========   ===========   ===========

Basic and diluted loss per
  common share                           $      (.04)  $      (.04)  $      (.14)  $      (.16)
                                         ===========   ===========   ===========   ===========

Weighted average number of common
  shares outstanding                      44,677,116    41,186,568    44,625,154    37,786,268
                                         ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                 Series F convertible
                                    preferred stock        Common stock
                                 -------------------- ----------------------
                                                                                              Capital                     Total
                                                                                Warrants    in excess   Accumulated   shareholders'
                                 Shares      Amount     Shares      Amount    and options     of par      deficit        equity
                                 ------   ----------- ----------  ----------  -----------  -----------  ------------  -------------
Balances, January 1, 2000         2,000   $ 1,865,000 44,124,178  $  441,241  $ 1,641,579  $14,485,996  $(10,128,702) $   8,305,114

Issuance of common stock
    and warrants, net of
    issuance costs of $50,000                            374,672       3,747      271,700      674,553                      950,000

Redemption of Series F preferred
 stock
    (including cumulative
    dividends of $194,000 and
    redemption premium of
    $200,000)                    (2,000)   (1,865,000)                                        (529,000)                  (2,394,000)

Exercise of stock options                                147,100       1,471     (208,800)     215,530                        8,201

Issuance of common stock to
 employees                                                36,700         367                    71,784                       72,151

Net loss                                                                                                  (6,188,378)    (6,188,378)
                                 ------   ----------- ----------  ----------  -----------  -----------  ------------  -------------
Balances, September 30, 2000          -   $         - 44,682,650  $  446,826  $ 1,704,479  $14,918,863  $(16,317,080) $     753,088
                                 ======   =========== ==========  ==========  ===========  ===========  ============  =============

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                   2000          1999
                                                            -----------   -----------
    Cash flows from operating activities:
    Net loss                                                $(6,188,378)  $(4,854,090)
                                                            -----------   -----------
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                             758,185       418,491
      Provision for bad debts                                    17,000         6,000
      Expense incurred upon issuance
       of common stock                                           72,151       677,821
      Changes in operating assets and liabilities,
       net of effects of business acquisitions:
        Increase in accounts receivable                         (63,299)     (127,257)
        Increase in inventories                                 (10,791)      (35,183)
        Decrease in prepaid expenses and other                      544       (85,935)
        Decrease in other assets                                 22,837
        Increase in accounts payable                             23,351        30,626
        Increase in accrued expenses                            372,968        50,999
        Increase in deposits and other                           10,500
                                                            -----------   -----------

         Total adjustments                                    1,203,446       935,562
                                                            -----------   -----------

    Net cash used in operating activities                    (4,984,932)   (3,918,528)
                                                            -----------   -----------

    Cash flows from investing activities:
      Cash paid on business acquisitions, net of
       cash acquired                                                         (337,485)
      Capital expenditures                                     (128,704)      (59,666)
                                                            -----------   -----------

    Net cash used in investing activities                      (128,704)     (397,151)
                                                            -----------   -----------

    Cash flows from financing activities:
      Dividends on Series F preferred stock                    (194,000)
      Redemption of Series F preferred stock                 (2,200,000)
      Proceeds from notes payable and advances                1,200,000     3,099,550
      Payments on note payable                               (1,200,000)
      Redemption of preferred stock and warrants                           (3,095,846)
      Proceeds from collection of receivable from
       sale of common stock                                   2,000,000
      Proceeds from issuance of common stock and
       warrants, net                                            958,201     7,666,584
                                                            -----------   -----------

    Net cash provided by financing activities                   564,201     7,670,288
                                                            -----------   -----------

                                  (Continued)

                        IMAGINON, INC. AND SUBSIDIARIES

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                   2000          1999
                                                            -----------   -----------
Net (decrease) increase in cash                              (4,549,435)    3,354,609

Cash, beginning                                               4,959,694        10,874
                                                            -----------   -----------

Cash, ending                                                $   410,259   $ 3,365,483
                                                            ===========   ===========

Supplemental disclosure of
 cash flow information:
    Cash paid for interest                                  $     6,926   $         -
                                                            ===========   ===========

    Cash paid for taxes                                     $         -   $         -
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
                                                                          ===========

  Purchase of Imagine Digital Productions 1, Inc.,
   net of cash acquired:
    Fair value of assets acquired                                         $    27,000
    Intangible assets                                                       1,010,000
    Liabilities assumed                                                       (45,000)
    Fair value of assets exchanged                                           (867,000)
                                                                          -----------

    Cash paid, net of cash acquired                                       $   125,000
                                                                          ===========

    Conversion of warrants for shares of
     common stock                                                         $       885
                                                                          ===========

    Common stock issued in connection with the merger
     between the Company and ImaginOn.com, Inc.                           $ 4,699,121
                                                                          ===========

                 See notes to condensed consolidated financial
                                  statements.

                         IMAGINON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


1. Basis of presentation:

   The condensed consolidated financial statements of ImaginOn, Inc. and subsidiaries (the "Company") for the nine-month periods ended September 30, 2000 and September 30, 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000, and for the three and nine- month periods ended September 30, 2000 and 1999, have been made. Those adjustments consist only of normal and recurring adjustments.

   Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The results of operations for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

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

   The accompanying condensed consolidated financial statements include the accounts of ImaginOn, Inc. and its wholly-owned subsidiaries, including INOW, since March 8, 1999, and ImaginOn Digital Productions, Inc., since July 1, 1999 (Note 2). In July 2000, the Company formed a new wholly-owned subsidiary, Wireless Web Data, Inc., to develop software for wireless Web data servers that will allow cellular phone and portable computer device users to interface with the Internet. Intercompany transactions have been eliminated in consolidation.

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


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



2.  Business acquisitions and intangible assets (continued):

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


    Management assesses the carrying value of intangible and other long-lived assets, including goodwill, for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and cash flows on an undiscounted basis, with the related amortization expense. Based on its review, management does not believe that any impairment has occurred as of September 30, 2000.

3.  Note payable:

    In June 2000, the Company borrowed $300,000 in exchange for a 10%, short-term note payable to a bank, collateralized by a certificate of deposit. In July 2000, the Company borrowed an additional $900,000 under this loan agreement. Principal and accrued interest totaling $1,206,926 were paid in August 2000.

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

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

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

    During the nine months ended September 30, 2000, the Company issued 36,700 shares of the Company's common stock to employees, valued at $72,151 based upon the quoted market price of the Company's common stock at the dates of issue. This amount has been recorded as expense in the accompanying consolidated statement of operations.

    During the nine months ended September 30, 2000, the Company's shareholders approved an increase in the number of common shares authorized from 50,000,000 to 100,000,000 shares.

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

5.  Shareholders' equity (continued):

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


    Series D/E preferred stock (continued):

    The conversion feature was "in the money" at the date of issue (a
      "beneficial conversion feature"). The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At September 30, 1999, the entire amount had been amortized to preferred stock for the period beginning from the date of issuance.

    In April 1999, 490 shares of Series E preferred stock were converted into 165,410 shares of common stock. The remaining 250 shares of Series D/E were redeemed in May 1999 at 120% of face value plus unpaid dividends for a total redemption of approximately $3,042,000.

    Series F convertible preferred stock:

    In May 1999, the Company issued 4,000 shares of 12% Series F convertible preferred stock (the "Series F Stock") for $3,650,000 (net of offering costs) at a price of $1,000 per share. The Series F Stock was convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion was sent by the preferred shareholders. The conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"), and as a result, the Company allocated $255,319 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. At September 30, 1999, $209,929 had been amortized to preferred stock for the period beginning from the date of issuance.

    In December 1999, 2000 shares of the Series F Stock were converted into
      858,851 shares of the Company's common stock. In February 2000, the Company, at its option, redeemed the remaining 2,000 shares of Series F Stock for $2,394,000, which included dividends of $194,000 ($157,333 accumulated as of December 31, 1999) and a redemption preference of $200,000.

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



6.  Business segment information:

    During the periods ended September 30, 2000 and September 30, 1999, segment results were as follows:


                                     Three months ended          Nine months ended
                                       September 30,               September 30,
                                 --------------------------  -------------------------
                                     2000         1999          2000          1999
                                 -----------   -----------   -----------   -----------
  Computer software products:
   ImaginOn.com
     Revenues                    $    69,250   $     7,235   $   148,704   $    13,199
     Segment loss                 (1,835,566)   (1,329,857)   (5,985,343)   (4,370,612)
   IDP:
     Revenues                                        8,012        12,719         8,102
     Segment loss                    (23,297)     (252,478)      (61,104)     (252,478)

  Internet Service:
   INOW:
     Revenues                         97,808       153,474       222,180       238,482
     Segment loss                    (41,638)      (49,036)     (153,157)     (108,990)

  Corporate:
     Segment income (loss)            13,276        (1,650)       11,226      (122,010)

  Net loss, all segments
   and corporate                  (1,887,225)   (1,633,021)   (6,188,378)   (4,854,090)


6.   Business segment information (continued):

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


   As of September 30, 2000, total assets by segment were as follows:


     Computer software products:
      ImaginOn.com                        $1,905,726
      IDP                                     29,845
                                          ----------
                                           1,935,571
     Internet service:
      INOW                                   106,721
     Corporate                               156,777
                                          ----------
                                          $2,199,069
                                          ==========

   There are no differences in the basis of segmentation or in the basis of measurement of segment loss since the Company's last annual report.

7. Equity Financing:

   In September 2000, the Company signed a non-binding letter of intent with third-party investors for a multi-stage, $12 million equity financing, in which the Company agreed to issue up to $3 million of Series G, 8%, cumulative convertible preferred stock (the "Series G Preferred Stock") and up to $9 million of the Company's common stock.

                         IMAGINON, INC. AND SUBSIDIARIES

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


7.   Equity Financing (continued):

  The Series G Preferred Stock has a par value of $0.01 per share, a stated value of $100,000 per share, and is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share. The Series G Preferred Stock is convertible, at any time, for five years from the issue date. Shares of Series G Preferred Stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually.

  The Series G Preferred Stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series G Preferred Stock within 120 days of the issue date. The Series G Preferred Stock also has a liquidation preference equal to stated value of the Series G Preferred Stock.

  In October 2000, the Company issued15 shares of Series G Preferred Stock for
      $1.2 million cash (net of $100,000 of offering costs and in satisfaction of a $200,000 payable to the investor). The Company also issued 7 shares of Series G Preferred Stock valued at $700,000 to another investor in exchange for $233,000 cash and satisfaction of a $467,000 payable.

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

ImaginOn designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market and (ii) a research tool for Internet users. ImaginOn's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. ImaginOn's founders were granted a U.S. patent on May 18, 1999 for its "TDPP" technology. The Company has brought its first three products, WebZinger, WorldCities 2000 and sellONstream, to market. These products are trademarked and are protected under U. S. Patent and U.S. Patent Pending issued to the founders of ImaginOn which they have assigned to the Company. As of September 30, 2000, ImaginOn employed 30 employees, plus 6 consultants compared to a total of 40 employees including consultants on September 30, 1999. This decrease was primarily due to changes in operations relating to the ImaginOn's Digital Production subsidiary, originally located in Colorado.

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

Beginning in January 2000, ImaginOn focused upon its information technology on developing and marketing broadband Internet television systems to businesses and institutions. ImaginOn's Internet television system, ImOn.comTV(TM), is a licensed turnkey package that enables any Website to present interactive television within a standard browser window on any suitably connected computer. The ImOn.comTV interactive virtual console offers its users video on demand, video that branches under user command, automated Web searching, and many additional features, customized for each licensee.

During the third quarter 2000, in order to initiate a presence of ImaginOn's ImOn.comTV interactive Internet television to multiple markets, the Company began new installations of this product to a broad range of clients. While some clients were charged at the full list price of the ImOn.comTV stations, others were charged at less than full-list price. Some of these sales were made for strategic key marketing positions rather than for income. The Company's clientele is made up of magazine publishers, colleges, communication companies and sports franchises. ImOn.comTV offers a complete turnkey product that turns any existing Website into an interactive TV station on the broadband Internet. ImaginOn has implemented a seven-channel sales and marketing strategy targeting broadcast, education, e-commerce, publishing, corporate training, telemedicine, and adult entertainment.

In the third quarter 2000, ImaginOn to aggressively marketed and presented its Interactive Internet Television, ImOn.comTV, also referred to as "television station in a box" at conferences such as Syllabus 2000, one of the education industry's largest gathering of teachers, administrators, and consultants in San Jose, California. The Company also attended the European Market Debut at IBC 2000, Europe's single largest broadcasters' conference in Amsterdam, and introduced ImOn.comTV to a pan-European audience and began building a strong network of distributors in the major markets. ImaginOn, Inc. served as a Silver Sponsor of this year's Intel Developer Forum where ImaginOn demonstrated the corporate training, educational and e-commerce applications of its ImOn.comTV. The Intel Developer Forum is the industry's premiere technical conference that attracted hundreds of developers, designers, media, and analysts from around the world.

In July 2000, ImaginOn, Inc. formed a new wholly-owned subsidiary, Wireless Web Data, Inc. (WWDI). WWDI plans to purchase assets, a patent license and know-how from ImaginOn, Inc. WWDI was formed to develop and commercialize a new application of ImaginOn technology targeted at wireless Web data acquisition, formatting and delivery. The server and client software to be developed by WWDI will enable new services such as instant Web searches on any digital cell phone. The first new development by WWDI will be the Wireless Data Engine. The storage and forward capability of this system will allow users to initiate an Internet or Intranet data request from their desktop PC and see or hear the results at a later time on their phone or other portable device.

ImaginOn's technology will be utilized by WWDI to develop software for wireless Web data servers to allow cellular phone and portable computing device users to request any type of data, including text, audio and video, and receive it properly formatted for their individual device. Data such as stock quotes, weather information, maps, MP3 audio files and video clips will be available to portable handheld device users by using the WWDI system.

ImaginOn's ISP subsidiary, INOW, moved into the wireless networking area and now offers a Lucent Technologies Orinoco(R) line of wireless networking products. INOW was approved by Lucent Technologies, Inc. to re-sell Lucent's Orinoco(R) line of wireless networking products, and is already working with the San Francisco School District, providing products and installation support in classrooms. Since INOW has an initial base of high bandwidth DSL customers, it is expanding the range of products the company offers to its customers. The products offered at the INOW site are state of the art Internet and intranet networking components. INOW will continue to expand its offerings via new reseller agreements with select manufacturers for specialty products. As a value added reseller, INOW's customer service and support is enhanced by direct training by manufacturer of those products.

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

In WWDI's industry, there are at least two dozen search engines freely accessible to anyone with a computer and Web browser. WWDI is fundamentally different from all of them because it is built from unique patented software technology developed by ImaginOn. Nonetheless, the competition dominates the marketplace today. In the rapidly evolving wireless Web arena, at least six potential competitors have announced that they will soon have products available. Given the size of the potential marketplace, there may be a dozen entrants by the end of the year 2000.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth condensed consolidated operating results of the Company for the three and nine-month periods ended September 30, 2000 compared to September 30, 1999.


                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                  ------------------------------------------------------------
                                         2000            1999          2000            1999
                                         ----            ----          ----            ----
Net revenues                      $   167,058     $   168,721   $   383,603     $   259,783
Cost of revenues                       74,070          37,834       178,650          98,539
Gross profit                           92,988         130,887       204,953         161,244
Research and development              412,564         206,906       990,555         818,581
Sales and marketing                   758,268         719,999     2,594,788       2,076,463
General administrative                863,008         884,562     2,968,571       2,173,001

Net loss                           (1,887,225)     (1,633,021)   (6,188,378)     (4,854,090)

Net loss applicable to
  common shareholders              (1,887,225)     (1,760,680)   (6,425,045)     (6,064,019)

NET REVENUES

Consolidated net revenues were $167,058 and $383,603 for the three-month and nine-month periods ended June 30, 2000, respectively, which represent a 1% decrease and a 48% increase when compared with the corresponding periods in 1999. In the third quarter of 2000 an increase in software technology license fees, CD royalty payments and ImOn.com TV product revenues essentially offset a decline in revenues from INOW as compared to third quarter of 1999. For the nine-months ended September 30, 2000, increases in ImOn.com TV revenues, technology, license fees and wireless devices and components resold through INOW offset a decrease in INOW subscriber revenues as compared to the nine-month period in 1999.

COST OF REVENUES

Cost of revenues was $74,070, or 44% of net revenues for the three months ended September 30, 2000 compared to $37,834, or 22% of net revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of revenues was $178,650, or 47% of net revenues compared to $98,539, or 38% of net revenues for the corresponding period of 1999. The increase in cost of revenues as a percentage of total revenues in the three and nine-months ended September 30, 2000 compared to the same periods ended June 30, 1999, was primarily attributable to the ImOn.ComTV Internet TV packages and ImaginOn's software technology license. These costs of revenues consist of the expenses associated with the production and usage of Imon.comTV and the Company's other online media properties, including fees for bandwidth, co-location, Internet connection charges and hardware servers and computer related equipment. Costs also include Website maintenance and services, host computer and network equipment costs, and providing customer technical support and certain installation, materials, packaging, and labor in producing ImaginOn products.

GROSS PROFIT

Consolidated gross profit for the three months ended September 30, 2000 decreased to $92,988 as compared to $130,887 for the three months ended September 30, 1999. The decrease was primarily a result of a decline in the number of subscribers and associated revenue and gross profit at INOW in 2000 compared to 1999. For the nine months ended September 30, 2000, gross profit increased to $204,953 from $161,244 for the nine months ended September 30, 1999. Increases in gross profit from ImOn.com TV sales, technology license fees and CD royalty payments offset a decline in gross profit from INOW subscribers during the current nine-month period when compared to the same period in 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 30, 2000 increased to $412,564, compared to $206,906 for the three months ended September 30, 1999. During this year's third quarter, 70% of research and development expenses were due to payroll for engineers, outside consultants, and video production staff, 16% was for other related ImOn.comTV project expenses, and the remaining 14% was for office rent, utilities, communications, computer equipment and supplies. For the nine months ended September 30, 2000, expenses increased to $990,555 compared to $818,581 for the nine months ended September 30, 1999. The increase compared to last year was primarily due to additional employee staffing and compensation increases.

SALES AND MARKETING EXPENSES

For the three months ended September 30, 2000, sales and marketing expenses increased to $758,268 compared to $719,999 for the three months ended September 30, 1999. During this year's third quarter, nearly 81% was attributable to the marketing, advertising, sales promotions and materials, trade shows and presentations, and public relations of ImaginOn's ImOn.com TV product, 14% was for employee payroll (which included employer taxes), and consultants, and the remaining 5% was for general office supplies, rent, utilities, communications and computer equipment, travel and accommodations. For the nine months ended September 30, 2000, expenses increased to $2,594,788 compared to $2,076,463 for the nine months ended September 30, 1999. This increase compared to last year was primarily attributable to hiring additional sales and sales-support staff, as well as sales and marketing activities in connection with the ImOn.comTV product.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2000, general and administrative expenses decreased slightly to $863,008 compared to the three months ended September 30, 1999 of $884,562. Out of this total, during this year's third quarter, 24% was for professional legal and independent accounting and audit services as well as corporate filings and reporting, 33% was for employee payroll (which included employer taxes), 25% represented goodwill amortization related to the two acquisitions for INOW and IDP during last year. The remaining 18% was for rent, utilities, communications, computer equipment and supplies, general office supplies, furniture, depreciation, bad debts, public relations and business wires, and travel and accommodations, and for general liability and directors and officers insurance. For the nine months ended September 30, 2000, expenses increased to $2,968,571 compared to $2,173,000 for the nine months ended September 30, 1999. This increase was primarily attributable to the goodwill amortization related to the acquisition of INOW and IDP and increased payroll due to more employees as well as expanded growth of the Company from the prior year.

OTHER INCOME (EXPENSE)

For the three months ended September 30, 2000, interest expense increased to $9,027 for bank interest charges, compared to zero in the three months ended September 30, 1999. Other income for the three months ended September 30, 2000, decreased to $48,814 compared to an expense of $1,196 for the three months ended in September 30, 1999. This change from expense to income is due to royalty payments received during the quarter ended September 31, 2000. For the nine months ended September 30, 2000 interest expense increase to $10,515 compared to $905 for the nine months ended September 30, 1999. This was primarily due to extra financing the short term note payable that was repaid during third quarter 2000. For the nine months ended September 30, 2000, interest income increased to $121,484 compared to $87,686 for the nine months ended in September 30, 1999. This increase was due to availability of funds for interest earned from money market and CD deposits primarily from the private placements received early this year.

LIQUIDITY AND CAPITAL RESOURCES

ImaginOn's working capital decreased from approximately $6 million at December 31, 1999 to a working capital deficiency of $849,000 at September 30, 2000.
This was primarily due to the redemption of the remaining outstanding shares of its Series F convertible preferred stock, plus accrued dividends, for $2,394,000 during the first quarter, 2000. The preferred stock and accrued dividends were convertible into approximately 684,000 shares of ImaginOn common stock, which would have represented 1.5 percent of the shares outstanding on that date.

Cash decreased due to the use of cash on hand in meeting the capital expenditures for the three primary categories of General and Administrative, Sales and Marketing, and Research and Development.

Between June and August 2000, the Company borrowed approximately $1,200,000 from a bank, collateralized by a certificate of deposit, in order to avoid early withdrawal penalties prior to the CD's maturity date. After the maturity date on August 10, 2000, the loan was repaid in full with proceeds from the CD.

ImaginOn expects to continue using its working capital to finance ongoing operations and to fund marketing programs of its products and services. The Company anticipates that cash on hand, cash provided by operating and financing activities, and cash available from the capital markets will be sufficient to fund its operations for the next twelve months.

In September 2000, the Company signed a non-binding letter of intent with third-party investors for a multi-stage, $12 million equity financing, in which the Company agreed to issue up to $3 million of Series G, 8%, cumulative convertible preferred stock (the "Series G Preferred Stock") and up to $9 million of the Company's common stock.

The Series G Preferred Stock has a par value of $0.01 per share, a stated value of $100,000 per share, and is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share. The Series G Preferred Stock is convertible, at any time, for five years from the issue date. Shares of Series G Preferred Stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually.

The Series G Preferred Stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series G Preferred Stock within 120 days of the issue date. The Series G Preferred Stock also has a liquidation preference equal to stated value of the Series G Preferred Stock.

In October 2000, the Company issued15 shares of Series G Preferred Stock for $1.2 million cash (net of $100,000 of offering costs and in satisfaction of a $200,000 payable to the investor). The Company also issued 7 shares of Series G Preferred Stock valued at $700,000 to another investor in exchange for $233,000 cash and satisfaction of a $467,000 payable.

                           Part II Other Information

Part II - Item 1 Legal Proceedings

     On January 20, 2000, ImaginOn was served a complaint by a corporation named ImOn Inc. in the U.S. District Court for the Southern District of New York alleging violation of common law trademark (as opposed to trademark granted by the federal government under statute), and two other claims under the New York General Business Law alleging "Deceptive Acts" and "Unfair Competition and Trademark Infringement." ImaginOn's intellectual property law firm had previously discussed this firm's claim with one of the three attorneys who have represented the plaintiff, ImOn, Inc., which was incorporated last summer. Plaintiff claims to own the "Imon.net" Internet domain and a common law trademark for the word "Imon" as it related to Internet commerce. ImaginOn, Inc., Imon, Inc. and at least one other company have filed trademark applications with the Federal Office of Patents and Trademarks. ImaginOn has vigorously defended itself in this action and believes it will be resolved in its favor. On January 31, 2000, plaintiff filed a motion for a preliminary injunction and the court issued a Show Cause Order for a March 2, 2000 hearing to determine if an injunction should be issued prohibiting us from using the term "ImOn" in commerce. After a two day hearing, the Judge denied the motion for a preliminary injunction, holding that the plaintiff failed on every element requisite for the injunction, including likelihood of prevailing at trial. In addition, due to errors in the plaintiff's federal trademark application, it was excluded from evidence for the purposes of the motion. ImaginOn filed a counterclaim under the newly enacted Federal "Trademark Cyberpiracy Prevention" Act, which provides for award of attorneys' fees and liquidated damages of up to $100,000. On July 28, 2000, ImaginOn was informed by plaintiff that it would cease all operations and become dormant as of July 31, 2000. ImaginOn is currently negotiating a settlement with representatives of the default plaintiff which would result in the plantiff assigning all alleged trademark and internet domain rights to ImaginOn in return for dismissal of the case by mutual consent.

Part II - Item 2  Changes in Securities and Use of Proceeds

Changes in Securities

     None.

Use of Proceeds

     Not applicable.

Part II - Item 3 Defaults Upon Senior Securities

     None.

Part II - Item 4 Submission of Matters to a Vote of Security Holders

     None.

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

     4.2 Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 3, 2000.

     4.3 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 16, 2000.

     4.4 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000.

     4.5 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 17, 2000.

     10.1 Purchase Agreement dated October 2000 between the Registrant and the Series G 8% Convertible Preferred Stock investors.

     10.2 Registration Rights Agreement dated October 2000 between the Registrant and the Series G 8% Convertible Preferred Stock investors.

     11.1 Computation of Net Income (Loss) Per Share

     27   Financial Data Schedule

Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on November 14, 2000.

                                    IMAGINON, INC.


                                      By:/s/ David M. Schwartz
                                         ----------------------
                                      David M. Schwartz,
                                      Chairman, Chief Executive Officer
                                      and President

                   SIGNATURES                          TITLE                      DATE
                   ----------                          -----                      ----
     /s/ David M. Schwartz                      Chief Executive Officer       November 14, 2000
     ---------------------                            And Director
     David M. Schwartz

                                                Chief Financial Officer       November 14, 2000
     /s/ James A. Newcomb                             and Director
     --------------------
     James A. Newcomb
