Form 10QSB/A
period 2000-09-30
IMAGINON INC /DE/
filed 2001-02-16
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

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


GELFOND HOCHSTADT PANGBURN, P.C.



Denver, Colorado
November 7, 2000, except for the
last two paragraphs of Note 7, as
to which the date is February 15, 2001

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


6. Business segment information (continued):

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

  In October 2000, the Company issued15 shares of Series G Preferred Stock for
      $1.2 million cash (net of $100,000 of offering costs and in satisfaction of a $200,000 payable to the investor). The Company also issued 7 shares of Series G Preferred Stock valued at $700,000 to another investor in exchange for $233,000 cash and satisfaction of a $467,000 payable. Because of the redemption features of the Series G Preferred Stock, the Company has not included the Series G Preferred shares in shareholders' equity.

  In connection with the private placement of the Series G Preferred Stock, the Company paid $75,000 to an entity, which is not registered as a broker-dealer; however, it may have been required to be registered as a broker-dealer in connection with the Series G Preferred Stock transaction. If the entity acted as a broker-dealer in connection with the private placement, it would have been required to be registered with the Securities Exchange Act unless it was exempt from the broker-dealer registration requirements under the Act.

  If the entity was not properly exempt from the broker-dealer registration requirements, various parties could potentially assert claims, including perhaps the following: the investors could assert claims for rescission of their investment in the Company; and the Company, or its stockholders, could have a claim against the entity for rescission of payment of the $75,000. In response to a possible rescission by the investors, the Company believes it has defenses and other legal rights, and intends to vigorously defend the action.

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

     4.2 Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 3, 2000. (Incorporated by reference to Exhibit 4.2 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     4.3 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 16, 2000. (Incorporated by reference to Exhibit 4.3 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     4.4 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000. (Incorporated by reference to Exhibit 4.4 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     4.5 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 17, 2000. (Incorporated by reference to Exhibit 4.5 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     10.1 Purchase Agreement dated October 2000 between the Registrant and the Series G 8% Convertible Preferred Stock investors. (Incorporated by reference to Exhibit 10.1 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     10.2 Registration Rights Agreement dated October 2000 between the Registrant and the Series G 8% Convertible Preferred Stock investors. (Incorporated by reference to Exhibit 10.2 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     11.1 Computation of Net Income (Loss) Per Share (Incorporated by reference to Exhibit 11.1 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

     27 Financial Data Schedule (Incorporated by reference to Exhibit 27 to Form 10QSB of the Registrant for the quarter ended September 30, 2000 filed with the SEC on November 14, 2000 ("September 2000 QSB").)

Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on February 15, 2001.

                                    IMAGINON, INC.


                                      By:/s/ David M. Schwartz
                                         ----------------------
                                      David M. Schwartz,
                                      Chairman, Chief Executive Officer
                                      and President

                   SIGNATURES                          TITLE                      DATE
                   ----------                          -----                      ----
     /s/ David M. Schwartz                      Chief Executive Officer       February 15, 2001
     ---------------------                            And Director
     David M. Schwartz

                                                Chief Financial Officer       February 15, 2001
     /s/ James A. Newcomb                             and Director
     --------------------
     James A. Newcomb
