Form 10KSB40/A
period 2000-12-31
IMAGINON INC /DE/
filed 2001-04-06
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year $605,373.

As of March 20, 2001, 62,596,363 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of ImaginOn, Inc. held by nonaffiliates was approximately $1,371,000.

Transitional Small Business disclosure format (check one):  Yes    No  X
                                                               ---    ---

                                IMAGINON, INC.
                               AND SUBSIDIARIES
                                     INDEX

Part II

Item 7.  Financial Statements


Part III

Item 13. Exhibits, List and Reports on Form 8-K

         Signatures


                                    PART II

Item 7.  Financial Statements

         The Registrant is amending this item to correct typographical errors inadvertently contained in the text to Note 9 to the Registrant's consolidated Financial Statements for the years ended December 31, 2000 and 1999. None of the information contained with the Financial Statements has been amended or revised.

         Our audited financial statements, described as follows, are included in this report following the signature page of this report.

ImaginOn, Inc. and Subsidiaries Consolidated Financial Statements
-----------------------------------------------------------------

     Independent auditors' report                                   F-1

     Consolidated financial statements:

     Balance sheets at December 31, 2000 and 1999                   F-2

     Statements of operations - for the years
     ended December 31, 2000 and 1999                               F-3

     Statement of shareholders' equity (deficit) -
     for the years ended December 31, 2000 and 1999                 F-4 - F-6

     Statements of cash flows - for the years
     ended December 31, 2000 and 1999                               F-7 - F-8

     Notes to consolidated financial statements                     F-9 - F-26

                                   PART III

Item 13. Exhibits and Reports on Form 8-K

a)       Exhibits.

Exhibits being filed herewith are listed below.

Number   Description
------   -----------
3(i).1 Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 33-85108 as filed with the Securities and Exchange Commission "SEC" on October 13, 1994 (the "1994 Registration Statement")).

3(i).2 Amendment to Certificate of Incorporation of the Registrant dated July 22, 1998. (Incorporated by reference to Exhibit 3(i).5 of the Registrant's Registration Statement on Form S-3, Registration No. 333-71989 as filed with the SEC on February 8, 1999 (the "1999 Form S-3")).

3(i).3 Amendment to Certificate of Incorporation of the Registrant dated December 17, 1998. (Incorporated by reference to Exhibit 3(i).6 of the 1999 Form S-3).

3(i).4 Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 3, 2000. (Incorporated by reference to Exhibit 4.2 of the Registrant's September 30, 2000 10-
         QSB).

3(i).5 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 16, 2000. (Incorporated by reference to Exhibit 4.3 of the Registrant's September 30, 2000 10-
         QSB).

3(i).6 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000. (Incorporated by reference to Exhibit 4.4 of the Registrant's September 30, 2000 10-
         QSB).

3(i).7 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000. (Incorporated by reference to Exhibit 4.4 of the Registrant's September 30, 2000 10-
         QSB).

3(ii)    Bylaws as currently in effect. (Incorporated by reference to Exhibit
         3.2 to the 1994 Registration Statement).

4.1 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1994 Registration Statement, filed with the SEC on December 22, 1994 ("1994 Amendment #4)).

10.1 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, Registration No. 333-88729, as filed with the SEC on October 8, 1999).

10.2(a) Form of Purchase Agreement dated December, 1999 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(a) of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the SEC on March 15, 2000).

10.2(b) Form of Registration Rights Agreement dated December, 1999 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(b) of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the SEC on March 15, 2000).

10.2(c) Form of Warrant dated December, 1999 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(c) of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the SEC on March 15,
         2000).

10.3 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement for the 2000 annual meeting on Schedule 14A as filed with the Securities and Exchange Commission).

10.4 Form of Purchase Agreement dated October 2000 by and among the Registrant and the Series G Preferred investors. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

10.5 Form of Registration Rights Agreement dated October, 2000 by and among the Registrant and the Series G Preferred investors. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

11.1 Statement Re: Computation of Per Share Earnings. (Incorporated by reference to Exhibit 11.1 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the SEC on April 2, 2001).

21.1 List of Subsidiaries. (Incorporated by reference to Exhibit 11.1 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the SEC on April 2, 2001).

23.1     Consent of Independent Certified Public Accountants. FILED HEREWITH.

(b)      Reports on Form 8-K.

         During the last quarter for the fiscal year ended December 31, 2000, we filed the following Current Reports on Form 8-K:

         None.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMAGINON, INC.


         Date:  April 5, 2001           /s/ David M. Schwartz
                                        ------------------------------
                                        David M. Schwartz, President

                        IMAGINON, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent auditors' report                                                 F-1

Consolidated financial statements:

   Balance sheet                                                             F-2

   Statements of operations                                                  F-3

   Statements of shareholders' equity (deficit)                        F-4 - F-6

   Statements of cash flows                                            F-7 - F-8

   Notes to consolidated financial statements                         F-9 - F-24

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
ImaginOn, Inc.

We have audited the accompanying consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImaginOn, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported a net loss of $7,925,575 for the year ended December 31, 2000, the Company has an accumulated deficit of $18,054,277 as of December 31, 2000, and the Company is subject to certain contingencies at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
January 31, 2001, except for Note 12,
       as to which the date is February 26, 2001

                        IMAGINON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2000

                                    ASSETS
                                    ------
Current assets:
  Cash                                                                          $    496,807
  Accounts receivable, net (Notes 2 and 8)                                           105,153
  Inventories                                                                         27,331
  Prepaid expenses and other                                                          23,848
                                                                                ------------
        Total current assets                                                         653,139
                                                                                ------------

Other receivable (Note 5)                                                             19,922
Furniture and equipment, net (Note 2)                                                276,829
Intangible and other assets, net (Note 2)                                            690,827
                                                                                ------------
                                                                                     987,578
                                                                                ------------
                                                                                $  1,640,717
                                                                                ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities:
  Accounts payable                                                              $    438,759
  Accrued expenses                                                                    87,067
  Deposits                                                                            10,500
                                                                                ------------
        Total liabilities (all current)                                              536,326
                                                                                ------------

Commitments and contingencies (Notes 6, 9 and 10)

Mandatory redeemable Series G, 8% convertible preferred stock; 22 shares
  issued and outstanding; liquidation preference $2,233,840 (Notes 9 and 12)       2,233,840
                                                                                ------------

Shareholders' deficit (Notes 9, 10 and 12):
  Preferred stock, $0.01 par value; 5,000,000 shares authorized, 22 shares issued and outstanding
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 52,434,617 shares issued and outstanding                             524,346
  Warrants and options                                                             1,720,479
  Capital in excess of par                                                        14,680,003
  Accumulated deficit                                                            (18,054,277)
                                                                                ------------
        Total shareholders' deficit                                               (1,129,449)
                                                                                ------------
                                                                                $  1,640,717
                                                                                ============


                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                            2000            1999
                                                                        ------------    ------------
Revenues                                                                $    605,373    $    339,790
Cost of revenues                                                             350,718         198,001
                                                                        ------------    ------------

Gross profit                                                                 254,655         141,789
                                                                        ------------    ------------

Operating expenses:
   Research and development                                                1,401,542       1,117,265
   Sales and marketing                                                     2,816,260       2,829,535
   General and administrative                                              3,563,652       3,256,220
   Impairment of intangible assets (Note 2)                                  496,170
   Impairment of trademarks and license (Note 2)                              68,750
   Consulting fees, related parties (Note 8)                                                 135,000
                                                                        ------------    ------------

Total operating expenses                                                   8,346,374       7,338,020
                                                                        ------------    ------------

Loss from operations                                                      (8,091,719)     (7,196,231)
                                                                        ------------    ------------

Other income (expense):
   Interest expense (Note 4)                                                 (10,515)           (905)
   Interest income                                                           129,425         122,191
   Other                                                                      47,234          27,863
                                                                        ------------    ------------

                                                                             166,144         149,149
                                                                        ------------    ------------

Net loss                                                                  (7,925,575)     (7,047,082)

Amortization of discount on preferred stock (Notes 9 and 10)                (550,000)     (1,255,319)
Series E preferred stock dividend (Note 10)                                                  (42,000)
Series F preferred stock dividend (Note 10)                                  (36,667)       (297,868)
Series F redemption premium (Note 10)                                       (200,000)
Series G preferred stock dividend (Note 9)                                   (33,840)
                                                                        ------------    ------------

Net loss applicable to common shareholders                              $ (8,746,082)   $ (8,642,269)
                                                                        ============    ============

Basic and diluted loss per common share                                 $      (0.19)   $      (0.22)
                                                                        ============    ============

Weighted average number of common shares outstanding                      46,022,320      39,006,214
                                                                        ============    ============

                See notes to consolidated financial statements.

                       IMAGINON, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 Series D, E , and F
                                                     convertible
                                                   preferred stock          Common stock                        Capital
                                                ---------------------   ---------------------    Warrants      in excess
                                                 Shares      Amount       Shares      Amount    and options      of par
                                                --------   ----------   ----------   --------   -----------   -----------
Balances, January 1, 1999                                               20,206,115   $202,062   $   397,909   $   649,891

Issuance of shares in connection with
acquisition of ImaginOn.com, Inc.                  3,000   $1,570,000   16,000,602   160,006        394,200     2,574,915

Exercise of 4,075,065 warrants at exercise
prices between $.055 and $2.10 per share                                 4,075,065    40,751       (757,177)    4,562,527

Issuance of common shares to employees in
payment of an earned bonus                                                 183,330     1,833                      843,789

Issuance of shares of common stock in
connection with acquisition of Network
Specialists, Inc.                                                          260,000     2,600                    1,399,320

Issuance of shares of common stock in
cashless conversion of 119,060 warrants to
purchase common stock                                                       88,540       885                         (885)

Exercise of stock options                                                  152,950     1,529                        6,679

Amortization of Series D, E and F preferred
stock beneficial conversion feature                         1,255,319                                          (1,255,319)

Issuance of shares of common stock in
exchange for 490 shares of Series E
preferred stock                                     (490)    (419,768)     165,410     1,654                      418,114

Issuance of shares of common stock in
connection with acquisition of Imagine
Digital Productions I, Inc.                                                305,000     3,050                      664,290



                                                                  Total
                                                              shareholders'
                                                  Deficit        equity
                                                -----------   -------------
Balances, January 1, 1999                       $(3,081,620)  $  (1,831,758)

Issuance of shares in connection with
acquisition of ImaginOn.com, Inc.                                 4,699,121

Exercise of 4,075,065 warrants at exercise
prices between $.055 and $2.10 per share                          3,846,101

Issuance of common shares to employees in
payment of an earned bonus                                          845,622

Issuance of shares of common stock in
connection with acquisition of Network
Specialists, Inc.                                                 1,401,920

Issuance of shares of common stock in
cashless conversion of 119,060 warrants to purchase common stock

Exercise of stock options                                           8,208

Amortization of Series D, E and F preferred stock beneficial conversion feature

Issuance of shares of common stock in
exchange for 490 shares of Series E
preferred stock

Issuance of shares of common stock in
connection with acquisition of Imagine
Digital Productions I, Inc.                                         667,340


(Continued)

                        IMAGINON, INC., AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 Series D, E , and F
                                                     convertible
                                                   preferred stock          Common stock                        Capital
                                                ---------------------   ---------------------    Warrants      in excess
                                                 Shares      Amount       Shares      Amount    and options      of par
                                                --------   ----------   ----------   --------   -----------   -----------
Issuance of shares of Series F preferred stock     4,000    3,474,681                                             175,319

Redemption of Series D and E preferred
stock                                             (2,510)  (2,150,232)                                           (891,872)

Redemption of 74,823 warrants at $.05 each                                                          (15,773)       12,031

Repurchase and retirement of shares of
previously issued common stock                                             (45,045)      (450)                    (49,550)

Proceeds received from 16c transactions                                                                           168,988

Issuance of stock options to employees and
others in payment of an earned bonus and for
services                                                                                            272,500

Conversion of Series F preferred stock to
shares of common stock                            (2,000)  (1,865,000)     858,851      8,588                   1,856,412

Issuance of common stock and warrants, net
of issuance cost of $280,000                                             1,873,360     18,733     1,349,920     3,351,347

Net loss
                                                --------   ----------   ----------   --------   -----------   -----------
Balances, December 31, 1999                        2,000    1,865,000   44,124,178    441,241     1,641,579    14,485,996


                                                                  Total
                                                              shareholders'
                                                  Deficit     equity (deficit)
                                                -----------   ---------------
Issuance of shares of Series F preferred stock                    3,650,000

Redemption of Series D and E preferred
stock                                                            (3,042,104)

Redemption of 74,823 warrants at $.05 each                           (3,742)

Repurchase and retirement of shares of
previously issued common stock                                      (50,000)

Proceeds received from 16c transactions                             168,988

Issuance of stock options to employees and
others in payment of an earned bonus and for
services                                                            272,500

Conversion of Series F preferred stock to shares of common stock

Issuance of common stock and warrants, net
of issuance cost of $280,000                                      4,720,000

Net loss                                         (7,047,082)     (7,047,082)
                                                -----------   -------------
Balances, December 31, 1999                     (10,128,702)      8,305,114


                                  (Continued)

                       IMAGINON, INC., AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 Series D, E , and F
                                                     convertible
                                                   preferred stock          Common stock                        Capital
                                                ---------------------   ---------------------    Warrants      in excess
                                                 Shares      Amount       Shares      Amount    and options      of par
                                                --------   ----------   ----------   --------   -----------   -----------
Issuance of common stock and warrants,
net of issuance costs of $50,000                                           374,672      3,747       271,700       674,553

Redemption of Series F preferred stock
(including cumulative dividends of $194,000
and redemption premium of $200,000)               (2,000)  (1,865,000)                                           (529,000)

Accretion of mandatory redeemable Series G
preferred stock dividends and issue costs                                                                        (161,340)

Exercise of stock options                                                  147,100      1,471      (208,800)      215,530

Issuance of common stock to employees                                       36,700        367                      71,784

Issuance of additional shares of common
stock in connection with Series G placement
(Note 10)                                                                7,751,967     77,520                     (77,520)

Issuance of stock options for services                                                               16,000

Net loss
                                                --------   ----------   ----------   --------   -----------   -----------
Balances, December 31, 2000                            -            -   52,434,617   $524,346   $ 1,720,479   $14,680,003
                                                ========   ==========   ==========   ========   ===========   ===========




                                                                   Total
                                                               shareholders'
                                                   Deficit        equity
                                                ------------   -------------
Issuance of common stock and warrants,
net of issuance costs of $50,000                                     950,000

Redemption of Series F preferred stock
(including cumulative dividends of $194,000
and redemption premium of $200,000)                               (2,394,000)

Accretion of mandatory redeemable Series G
preferred stock dividends and issue costs                           (161,340)

Exercise of stock options                                              8,201

Issuance of common stock to employees                                 72,151

Issuance of additional shares of common
stock in connection with Series G placement
(Note 10)

Issuance of stock options for services                                16,000

Net loss                                          (7,925,575)     (7,925,575)
                                                ------------   -------------
Balances, December 31, 2000                     $(18,054,277)  $  (1,129,449)
                                                ============   =============



                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   2000                  1999
                                                                               ------------          ------------
Cash flows from operating activities:
   Net loss                                                                    $ (7,925,575)         $ (7,047,082)
                                                                               ------------          ------------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                  961,112               682,304
     Provision for losses on accounts receivable                                     42,930                25,300
     Impairment of intangible assets                                                564,920
     Stock-based compensation expense                                                88,151             1,118,122
     Changes in operating assets and liabilities, net of effects of business acquisitions:
         Increase in accounts and other receivable                                 (108,634)              (76,081)
         Increase in inventories                                                     (5,827)              (12,836)
         Decrease (increase) in prepaid expenses and other                           25,784               (27,997)
         Increase in other assets                                                   (38,924)
         Decrease in accounts payable                                              (162,924)             (185,055)
         Increase in accrued expenses                                               316,271               244,526
         Increase in deposits                                                        10,500
                                                                               ------------          ------------

          Total adjustments                                                       1,693,359             1,768,283
                                                                               ------------          ------------

Net cash used in operating activities                                            (6,232,216)           (5,278,799)
                                                                               ------------          ------------

Cash flows from investing activities:
   Cash paid for business acquisitions, net of cash acquired                                             (337,485)
   Capital expenditures                                                            (200,689)             (111,897)
                                                                               ------------          ------------

Net cash used in investing activities                                              (200,689)             (449,382)
                                                                               ------------          ------------

Cash flows from financing activities:
   Proceeds from notes payable and advances (Note 4)                              1,203,414             3,160,420
   Payments on notes payable                                                     (1,203,414)              (60,870)
   Redemption of preferred stock and warrants                                    (2,394,000)           (3,095,846)
   Proceeds from issuance of Series G preferred stock                             1,405,817
   Proceeds from collection of receivable from sale of
     common stock                                                                 2,000,000
   Proceeds from issuance of common and preferred
     stock, exercise of options and warrants, and other                             958,201            10,673,297
                                                                               ------------          ------------

Net cash provided by financing activities                                         1,970,018            10,677,001
                                                                               ------------          ------------

                                  (Continued)

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000                1999
                                                                       ----------------    ----------------
Net (decrease) increase in cash                                        $     (4,462,887)   $      4,948,820
Cash beginning                                                                4,959,694              10,874
                                                                       ----------------    ----------------

Cash, ending                                                           $        496,807    $      4,959,694
                                                                       ================    ================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $         10,515    $          5,388
                                                                       ================    ================

Supplemental disclosure of non-cash investing and financing
  activities:
   Mandatory redeemable Series G preferred stock issued
    in exchange for accounts payable                                   $        666,683
                                                                       ================
   Purchase of Network Specialists, Inc., net of cash acquired:
     Fair value of assets acquired                                                         $        115,000
     Intangible assets                                                                            1,600,000
     Liabilities assumed                                                                           (100,000)
     Fair value of common stock issued                                                           (1,402,000)
                                                                                           ----------------
     Cash paid, net of cash acquired                                                       $        213,000
                                                                                           ================

   Purchase of Imagine Digital Productions I, Inc., net of
    cash acquired:
     Fair value of assets acquired                                                         $         27,000
     Intangible assets                                                                            1,010,000
     Liabilities assumed                                                                           (245,000)
     Fair value of common stock issued                                                             (667,000)
                                                                                           ----------------
        Cash paid                                                                          $        125,000
                                                                                           ================

Receivable from sale of common stock                                                       $      2,000,000
                                                                                           ================

Conversion of warrants to common stock                                                     $            885
                                                                                           ================

Accrual of common stock issuance costs                                                     $        280,000
                                                                                           ================

Common stock issued in connection with the Company's
  merger with ImaginOn.com, Inc.                                                           $      4,669,121
                                                                                           ================

                See notes to consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999


1. Organization, basis of presentation, going concern and management's plans:

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

     The accompanying consolidated financial statements include the accounts of ImaginOn, Inc., previously ImaginOn.com, and its wholly owned subsidiaries, ImaginOn Network Specialists, Inc. and ImaginOn Digital Productions, Inc. (Note 3). In July 2000, the Company formed a new wholly-owned subsidiary, Wireless Web Data, Inc. ("WWDI"), to develop software for wireless web data servers that will allow cellular phone and portable computer device users to interface with the Internet. Intercompany transactions have been eliminated in consolidation.

     Prior to the fourth quarter of 1999, the Company considered itself to be a development stage Company, and was engaged primarily in research and development activities, raising capital, acquiring businesses, and recruiting personnel. In the fourth quarter of 1999, the Company began selling its broadband Internet television software system, which it developed in conjunction with technologies and resources obtained in part through its business acquisitions. The Company also completed a $5,000,000 private placement of its common stock and warrants (Note 10). As a result of these events, beginning in the fourth quarter of 1999, the Company no longer considers itself to be a development stage company.

     Going concern and management's plans

     The Company's consolidated financial statements for the year ended December
       31, 2000, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $7,925,575 for the year ended December 31, 2000, the Company has an accumulated deficit of $18,054,277 as of December 31, 2000, and the Company is subject to certain contingencies at December 31, 2000 (Note
       6). The Company has not recognized any substantial revenues from its broadband Internet television systems and expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

1. Organization, basis of presentation, going concern and management's plans (continued):

     Going concern and management's plans (continued):

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company by unable to continue as a going concern.

     To address its current cash flow concerns, the Company is in discussions with investment bankers and financial institutions attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock and/or through the issuance of debt. Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company continues to develop, market and license its products, which may provide additional funds to address the Company's capital requirements.

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

     Accounts receivable and concentration of credit risk:

     The Company extends credit based on an evaluation of each customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors is exposure for credit losses and maintains allowances for anticipated losses At December 31, 2000, the Company's allowance for doubtful receivables is approximately $24,700. At December 31, 2000, three customers accounted for approximately 65% of the net accounts receivable balance. During 2000, one customer accounted for approximately 12% of revenues, and three other customers collectively accounted for 14% of revenues.

     Inventories:

     Inventories consist primarily of internally-produced computer software products and are valued at the lower of cost (first-in, first-out) or market value. Inventory costs include product materials.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Significant accounting policies (continued):

     Furniture, equipment and depreciation:

     Furniture and equipment are stated at cost and consist of the following at December 31, 2000:

       Equipment and computer software            $445,398
       Furniture and fixtures                       62,990
       Leasehold improvements                       18,420
                                                  --------
                                                   526,808
       Less accumulated depreciation               249,979
                                                  --------
                                                  $276,829
                                                  ========

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

     Intangible and other assets:

     Intangible and other assets consist of the following at December 31, 2000:

       Goodwill                                   $1,600,000
       Deposits and other                             50,439
                                                  ----------
                                                   1,650,439
       Less accumulated amortization                 959,612
                                                  ----------
                                                  $  690,827
                                                  ==========

     Goodwill represents the cost of the Company's investments in subsidiaries in excess of the net tangible assets acquired, and is amortized on the straight-line method over three years.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Significant accounting policies (continued):

     Intangible and other assets (continued):

     Management assesses the carrying value of intangible and other long-lived assets for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expense. The Company recognizes impairment losses on intangible assets when undiscounted cash flows estimated to be generated from the intangible assets are less than the amount of unamortized assets. In the fourth quarter of 2000, the Company made a decision to abandon further efforts in developing and marketing IDP products and concluded that an impairment charge of $496,170 was necessary to write off the carrying amount of goodwill related to the Company's acquisition of IDP by the licensees. In addition, due to the non-renewal of trademark and license agreements by the licensees for a sporting goods product, the Company wrote off the carrying value of the trademark and license costs and incurred an impairment charge of $68,750 in the fourth quarter of 2000. These trademark and license costs were previously amortized on the straight-line method over 12 years. Royalty income was approximately $47,000 and $25,000 in 2000 and 1999, respectively, and is included in other income in the consolidated statements of operations.

     Revenue recognition:

     The Company currently derives its revenues from software sales, software license fees, Internet and customer service contracts, and other support services. Revenues from the sale of software and software licenses are generally recorded at the time of delivery to the customer and when no significant obligations remain related to implementation. Internet service revenue is recognized monthly, as Internet access is provided to customers on a monthly basis. Revenue from post-sales customer support contracts is recognized ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

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

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Significant accounting policies (continued):

     Advertising:

     Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising and promotion costs were approximately $810,000 and $778,000 in 2000 and 1999, respectively.

     Net loss per share:

     Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. In arriving at net loss applicable to common shareholders, amortization of the beneficial conversion features related to the preferred stock and dividends on the preferred stock (Notes 9 and 10) increased this amount. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments, which would result in diluted loss per share in 2000 and 1999. At December 31, 2000 and 1999, the total number of common shares issuable under the exercise of outstanding options and warrants and upon the conversion of convertible preferred stock was 26,891,616 and 3,984,731, respectively.

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

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Comprehensive income:

     SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the years ended December 31, 2000 and 1999, the Company had no items of comprehensive income.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Significant accounting policies (continued):

     Recently issued accounting standards:

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
       No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, management believes that SFAS No. 133 will not impact the Company's consolidated financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's consolidated financial statements.

3.   Business acquisitions:

     On March 8, 1999, the Company acquired Network Specialists, Inc., a San
       Francisco, California Internet service provider company, through its subsidiary ImaginOn Network Specialists, Inc. ("INOW"), for $213,000 cash (net of cash acquired) and 260,000 shares of the Company's common stock valued at approximately $1,402,000.

     Effective July 1, 1999, the Company acquired Imagine Digital Productions I,
       Inc. ("IDP"), a multi-media production studio and publishing company, through its subsidiary ImaginOn Digital Productions, Inc., for $125,000 cash, a $200,000 payable (paid in October 1999), and 305,000 shares of the Company's common stock valued at approximately $667,000. The Company agreed to issue as contingent consideration, up to 105,000 shares of the Company's common stock on June 30, 2000, subject to IDP's satisfaction of certain performance criteria, as defined. These criteria were not satisfied, and therefore no contingent consideration was paid.

     Each acquisition was accounted for as a purchase, and the results of operations of INOW and IDP are included in the Company's consolidated statements of operations from the date of each acquisition. The total purchase price of each acquisition was allocated to the assets and liabilities acquired based on their estimated fair values, including total goodwill of approximately $2,610,000, of which the remaining carrying value of goodwill related to the IDP acquisition of $496,170 was written off as an impairment charge in 2000.

4.   Notes payable:

     In June and July 2000, the Company borrowed a total of $1,203,414 under two short-term notes payable to a bank. Interest on the notes was charged at 10.65%. The notes were collateralized by certificates of deposit and were paid in August 2000.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

4.   Notes payable (continued):

     Prior to the Company's January 20, 1999 merger, ImaginOn.com partly funded its operations through the issuance of 10%, 90-day notes payable to related parties. At January 1, 1999, notes payable totaling $60,780 were due to the President of ImaginOn.com and to a former officer/shareholder of the Company. These notes were paid in 1999. In addition, prior to the January 1999 merger, ImaginOn, Inc. advanced cash to ImaginOn.com. At January 1, 1999, these advances totaled approximately $1,430,000, and additional advances of approximately $3,160,000 were made through the date of the merger. Interest at 9% was charged on these advances, and accrued interest totaled approximately $44,000 at January 1, 1999. The advances and related accrued interest between the Company and ImaginOn.com eliminated in consolidation subsequent to January 20, 1999.

5.   Sale of the Company's investment in USA Skate Corporation:

     Prior to 1999, two former officers/shareholders of the Company agreed to purchase all of the shares of USA Skate Corporation ("Skate Corp.", an inactive subsidiary of California Pro Sports, Inc. at January 20, 1999) that were owned by the Company for $90,000. The purchase price was based on the net book value of the Company's investment in Skate Corp. at the time of the agreement. The sale of Skate Corp. was completed, and the Company received the $90,000 in January 1999. The transaction did not result in any gain or loss to the Company. At December 31, 2000, the Company has a receivable of $19,922 from Skate Corp., not related to the sale of Skate Corp., which is unsecured and due on demand.

6.   Commitments and contingencies:

     Leases:

     The Company leases office space under non-cancelable operating lease agreements expiring at various dates through 2007. Certain lease agreements provide for annual incremental rent increases of 5%.

       Future minimum lease payments under operating leases are as follows:

                Year ending
                December 31
                -----------
                    2001                        $154,000
                    2002                         111,000
                    2003                         116,000
                    2004                          54,000
                    2005                          56,000
                Thereafter                        86,000
                                                --------
                                                $577,000
                                                ========

     Total rent expense for 2000 and 1999 was approximately $136,000 and $79,000, respectively.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

6.   Commitments and contingencies (continued):

     License agreement:

     The Company is party to a non-exclusive, royalty-bearing, perpetual worldwide license agreement with a company to use and distribute certain licensed technology. The Company is to pay royalties equal to 3% of gross revenue, as defined, for products distributed which utilize this technology. No royalties were incurred under this agreement in 2000 or 1999.

     Litigation:

     The Company has been named as a co-defendant in a lawsuit in which the plaintiff is seeking damages in excess of $500,000, and in subsequent filings, the plaintiff has indicated that damages in excess of $2 million may be claimed. Management believes that the claims contained in this action are without merit and is defending against the claims vigorously.

     The Company is involved in other various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

7.   Income taxes:

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The following is a summary of the Company's deferred tax assets at December
       31, 2000:

                Net operating loss carryforward                    $10,779,000
                Intangible assets                                      511,000
                Tax credits and other                                   29,000
                                                                   -----------
                                                                    11,319,000
                Valuation allowance for deferred tax assets        (11,319,000)
                                                                  ------------
                                                                  $          -
                                                                  ============

     The net increase in the valuation allowance during 2000 was approximately
       $3,217,000.

     Net operating loss carryforwards of approximately $27,600,000 are available to offset future taxable income, if any, and expire between the years 2011 and 2020. The net operating loss carryforwards may be subject to certain limitations due to the merger with ImaginOn.com, the IDP and INOW acquisitions, and other transactions. A valuation allowance has been provided to reduce the deferred tax assets, as realization of the assets is not assured.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

8.   Related party transactions:

     The Company is party to an agreement with ImaginOn (H.K.) Limited
       ("ImonHK"), a Company incorporated in Hong Kong, in which the Company granted a license to ImonHK to market the Company's products and technologies in Hong Kong and other defined territories. The Company recognized royalty revenue of approximately $76,000 in 2000 and has recorded a receivable of $25,000 for these royalties as of December 31, 2000. In June 2000, pursuant to the terms of the agreement with ImonHK, the Company received 200,000 shares of ImonHK common stock, which represents an 8% ownership interest in ImonHK. The Company paid no consideration for this investment, and therefore the investment is valued at $0 at December 31, 2000.

     During 1999, the Company incurred $135,000 of consulting fees with two former officers/shareholders of the Company. These consulting services were terminated in 1999.

9.   Mandatory redeemable Series G preferred stock:

     In September 2000, the Company signed a non-binding letter of intent with investors for a multi-stage, $12 million equity financing, in which the Company agreed to issue up to $3 million of Series G, 8%, cumulative convertible preferred stock (the "Series G Preferred Stock") and up to $9 million of the Company's common stock. In October 2000, the Company issued 22 shares of Series G Preferred Stock for $1,406,000 cash, net of $127,000 of offering costs and in satisfaction of $667,000 of payables.

     The Series G Preferred Stock has a par value of $0.01 per share, a stated value of $100,000 per share, and a liquidation preference equal to the stated value. The Series G Preferred Stock is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share. The Series G Preferred Stock is convertible, at any time, for five years from the issue date (Note 12). Shares of Series G Preferred Stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually. Dividends not paid when due are subject to an 18% late fee, payable in cash. Cumulative dividends through December 31, 2000, are $33,840.

     The conversion feature was "in the money" at the date of issue (a
       "beneficial conversion feature"). The Company allocated $550,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature, to capital in excess of par, and allocated the entire portion to the Series G Preferred Stock.

     The Series G Preferred Stock has voting rights consistent with the voting rights of the common shareholders. Each share of Series G Preferred Stock is entitled to 166,666 votes.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

9.   Mandatory redeemable Series G preferred stock (continued):

     The Series G Preferred Stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, the majority of which were satisfied in connection with a registration of common shares underlying the Series G Preferred Stock in February 2001. In addition, in connection with the private placement of the Series G Preferred Stock, the Company paid $75,000 to an entity which was not registered as a broker-dealer; however, it may have been required to be registered as a broker-dealer in connection with the Series G Preferred Stock transaction. If the entity acted as a broker-dealer in connection with the private placement, it would have been required to be registered with the Securities Exchange Act (the "Act") unless it was exempt from the broker-dealer registration requirements under the Act.

     If the entity was not properly exempt from the broker-dealer registration requirements, various parties could potentially assert claims, including perhaps the following: the investors could assert claims for rescission of their investment in the Company; and the Company, or its shareholders, could have a claim against the entity for rescission of the $75,000 payment. In response to a possible rescission by the investors, the Company believes it has defenses and other legal rights, and would intend to vigorously defend such an action. As a result of this contingency and other redemption features of the Series G Preferred Stock, the Company has not included the Series G Preferred stock in shareholders' equity (deficit).

     The Series G Preferred Stock contains a provision that if the Company issues or sells shares of common stock at a price per share lower than the Series G Preferred Stock conversion price during the period that any of the Series G Preferred Stock is outstanding, the Series G Preferred Stock conversion price shall be adjusted downward to equal that price, subject to terms and conditions as defined in the agreement.

10.  Shareholders' deficit:

     Issuance of common stock prior to the January 20, 1999 merger:

     At January 1, 1999, Imaginon, Inc. had 13,434,731 shares of common stock outstanding and 1,630 shares of Series B and C convertible preferred stock outstanding (the "Series B/C Preferred Stock"). In January 1999, prior to the merger, the preferred shares were converted into 1,879,626 shares of common stock. In January 1999, an additional 39,845 shares of common stock were issued to the Series B/C Preferred Stockholders as a penalty for not completing a registration statement within an agreed upon time period. The Company recorded an expense of $81,500 based upon the market value of the shares issued.

     In January 1999, the Company issued 125,000 shares of common stock to a third-party consultant who performed services in connection with the Series B/C Preferred Stock and Series D and E Preferred Stock issuances. In addition, the Company issued 521,400 shares of common stock in connection with the exercise of options at $1.00 per share.

     As a result of these transactions, Imaginon, Inc. had 16,000,602 shares of common stock outstanding at the date of the merger with Imaginon.com.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

10.  Shareholders' deficit (continued):

     Issuance of common stock subsequent to the January 20, 1999 merger:

     During 1999, the Company issued 4,075,065 shares of common stock upon the exercise of 4,075,065 options, at exercise prices ranging from $.055 to $2.10 per share. The total net proceeds the Company received were $3,846,101. In addition, the Company issued 183,330 shares of common stock as bonuses granted to employees, and recognized $845,622 of expense, which was calculated based upon the market value of the common stock issued at the date of the grant.

     In connection with the acquisitions of INOW and IDP, in March 1999, the Company issued 260,000 shares of common stock valued at $1,401,920 to the former shareholders of Network Specialists, Inc., and in July 1999, the Company issued 305,000 shares of common stock valued at $667,340 to the former shareholders of Imagine Digital Production I, Inc. The values of the shares issued were based on the market value of the Company's common stock at the respective dates of issuance.

     During 1999, the Company issued 88,540 shares of common stock upon a cashless exercise of 119,060 warrants. The Company also repurchased and retired 45,045 shares of previously issued common stock for $50,000 and issued 152,950 shares of common stock upon the exercise of stock options for proceeds of $8,208.

     On December 30, 1999, under a stock purchase agreement, the Company issued
       1,873,360 shares of common stock and warrants to purchase additional 749,344 shares of common stock for $5,000,000. The Company received $3,000,000 on December 30, 1999, and received the remaining $2,000,000 on January 3, 2000. In connection with this transaction, the Company incurred $280,000 of issue costs which were paid in January 2000. In January 2000, the Company issued an additional 374,672 shares of common stock, and warrants to purchase an additional 149,869 shares of common stock under the same agreement for $1,000,000, of which $271,700 was allocated to warrants. The warrants are exercisable immediately and expire in March 2002.

     The stock purchase agreement contains a provision that if during a 24-month period from the date of issuance, the Company issues or sells shares of common stock at a price per share lower than the issue price, the original price per share and exercise price of the warrants shall be adjusted downward to equal that price, subject to terms and conditions as defined in the agreement. Due to the issuance of Series G Preferred Stock in October 2000, the Company was required under the stock purchase agreement to issue an additional 7,751,967 shares of the Company's common stock which had a market value of $.60 per share to the investors, as well as reduce the exercise price of the warrants from $3.34 to $.75 per share.

     Also in connection with the stock purchase agreement, the Company entered into a registration rights agreement, which provided that the Company use its best efforts to register the common stock issued and common stock underlying the warrants within a specified time period. The Company was subject to contingent payments of 2% of the purchase price of the stock and warrants, per month, as defined.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

10.  Shareholders' deficit (continued):

     Issuance of common stock subsequent to the January 20, 1999 merger:

     During the year ended December 31, 2000, the Company's shareholders approved an increase in the number of authorized common shares from 50,000,000 to 100,000,000 shares.

     During 2000, the Company also issued 36,700 shares of common stock to employees valued at $72,151, which was based upon the quoted market price of the stock at the dates of issuance. This amount has been recorded as expense. In addition, options to purchase 197,100 shares of common stock were exercised in exchange for proceeds of $8,201.

     Series D/E preferred stock:

     In January 1999, prior to the merger, the Company completed private placements whereby the Company received net proceeds of $2,570,000 for the purchase of 1,500 shares each of Series D and E convertible preferred stock (the "Series D/E Preferred Stock") at a price of $1,000 per share. The Series D/E Preferred Stock was convertible at the option of the holder at any time after 90 days from the closing date into a number of shares of common stock equal to the lower of $1,000 divided by 75% of the average closing bid price of the common stock for the five trading days immediately prior to the conversion date, or 120% of the market price on the day of closing.

     In connection with the placement of the Series D/E Preferred Stock, the Company issued warrants to purchase 300,000 shares of common stock to financial advisors that assisted with the placements. The warrants are exercisable at $7.28 per share (120% of the market price, as defined in the agreement, of the common stock at the date of issuance). These warrants expire in January 2004.

     The conversion feature was "in the money" at the date of issue, which represented a beneficial conversion feature. The Company allocated $1,000,000 of the proceeds, equal to the intrinsic value of the beneficial conversion feature, to capital in excess of par. During 1999, the entire amount of the beneficial conversion feature was amortized to preferred stock. During 1999, a total of 490 shares of Series E Preferred Stock were converted into 165,410 shares of common stock. The remaining shares of Series D/E Preferred Stock were redeemed in 1999 at 120% of face value plus unpaid dividends of $42,000 for a total redemption price of $3,042,104.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

10.  Shareholders' deficit (continued):

     Series F convertible preferred stock:

     In May 1999, the Company issued 4,000 shares of 12%, Series F convertible preferred stock (the "Series F Preferred Stock") for $3,650,000 (net of offering costs) at a price of $1,000 per share. The Series F Preferred Stock was convertible at the option of the holder at any time after 180 days from the closing date into a number of shares of common stock equal to the lower of 125% of the five-day average closing bid price of the Company's common stock immediately preceding the closing date, or 94% of the low five-day average closing bid price of the Company's common stock for the 22 consecutive trading days prior to the trading day on which the notice of conversion is sent by the preferred shareholders. The conversion feature was "in the money" at the date of issue, which represented a beneficial conversion feature. The Company allocated $255,319 of the proceeds, equal to the intrinsic value of the beneficial conversion feature to capital in excess of par. During 1999, the entire amount of the beneficial conversion feature was amortized to preferred stock.

     The Series F Preferred Stock was subject to a registration rights agreement which provided that the Company would use its best efforts to register the common stock issued and common stock underlying the warrants within a specified time period. If a registration of these shares was not completed within the specified time period, the Company would be subject to contingent payments of 2% of the purchase price of the stock, per month, as defined. The Company did not complete the registration of shares within the specified time period and incurred $389,000 of expense in 1999 and $78,000 in 2000. The $467,000 liability was satisfied in October 2000, with proceeds from the issuance of the Series G Redeemable Preferred Stock.

     In connection with the Series F Preferred Stock placement, warrants to purchase 122,553 shares of common stock were issued with an exercise price of the warrants equal to the lesser of 110% of the closing bid price of the common stock on the closing date, or 100% of the closing bid price of the common stock on the date the convertible preferred shares are redeemed, or 100% of the closing bid price of the common stock on the first trading day after the Company has filed a registration statement covering the shares of common stock to be issued upon conversion of the Series F Stock and exercise of the warrants.

     In December 1999, the investors converted 2000 shares of the Series F
       Preferred Stock into 858,851 shares of common stock. In February 2000, the Company, at its option, redeemed the remaining 2000 shares of Series F stock for $2,394,000, which included dividends of $194,000 ($157,333 accumulated as of December 31, 1999) and a redemption preference of $200,000.

     Stock options:

     The Company has two stock option plans, the 1999 Equity Incentive Plan (the
       "1999 Plan") and the 1997 Stock Option Plan (the "1997 Plan"), both of which provide for the issuance to employees, officers, directors, and consultants of the Company options to purchase up to 3,500,000 shares of common stock. Options may be granted as incentive stock options or as non-statutory options. Only employees are eligible to receive incentive options. For options that are granted, the exercise period may not exceed ten years.

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

10.  Shareholder's deficit (continued):

     Stock options (continued):

     Under the 1999 and 1997 Plans, the exercise price for incentive options may not be less than 85% of the fair market value of the Company's common stock on the date of grant in the case of nonstatutory stock options, and at fair market value in the case on incentive stock options. Options become exercisable as determined by the Board of Directors, but in no case at a rate less than 20% per year over five years from the date of grant under the 1997 Plan, and in no case past ten years from the date of grant under the 1999 Plan.

     A summary of the status of the Company's stock options and weighted average exercise prices is as follows:

                               1999 Plan                   1997 Plan                 Other options                   Total
                        -----------------------     -----------------------     -----------------------     -----------------------
                                       Weighted                    Weighted                    Weighted                    Weighted
                                       average                     average                     average                     average
                                       exercise                    exercise                    exercise                    exercise
                          Shares        price         Shares        price         Shares        price         Shares        price
                        ----------    ---------     ----------    ---------     ----------    ---------     ----------    ---------
January 1, 1999                                      1,019,743        $0.52      1,120,000        $2.20      2,139,746        $1.40
Canceled                                              (217,443)        3.52                                   (217,443)        3.52
Granted                    875,646         3.64                                                                875,646         3.64
Exercised                 (152,950)        0.05                                                               (152,950)        0.05
                        ----------    ---------     ----------    ---------     ----------    ---------     ----------    ---------
December 31, 1999          722,696        $4.40        802,300        $2.13      1,120,000        $2.20      2,644,996        $2.05
Canceled                  (218,546)        3.34                                                               (218,546)        3.34
Granted                  1,290,500         2.14                                                              1,290,500         2.14
Exercised                 (120,000)        0.01        (27,100)        0.26                                   (147,100)        0.05
                        ----------    ---------     ----------    ---------     ----------    ---------     ----------    ---------
December 31, 2000        1,674,650        $3.10        775,200        $2.20      1,120,000        $2.20      3,569,850        $2.06
                        ==========    =========     ==========    =========     ==========    =========     ==========    =========

                                         Weighted
                                          average       Weighted                      Weighted
                                        contractual     average                       average
        Range of           Number        period in      exercise        Number        exercise
     exercise prices    outstanding        years          price       exercisable       price
     ---------------    -----------     -----------     ---------     -----------     ---------
     $.06                   493,000         0.6             $0.06         323,625         $0.06
     $.38 - $.60            815,850         6.1             $0.42         576,150         $0.40
     $.94 - $1.44           196,000         8.6             $1.28          20,000         $0.94
     $2.22 - $2.75        1,365,000         2.6             $2.28       1,132,500         $2.23
     $2.84 - $4.00          247,500         9.1             $3.53          11,875         $3.40
     $4.07 - $4.38          171,500         9.0             $4.34
     $5.50 - $5.75          281,000         8.2             $5.62          70,250         $5.62
                        -----------     -----------     ---------     -----------     ---------
     $.01 - $5.72         3,569,850                         $1.94       2,134,400         $1.51
                        ===========                     =========     ===========     =========

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

10.  Shareholder's deficit (continued):

     Stock options (continued):

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

                                                        2000            1999
                                                     -----------    ------------
        Net loss applicable to common
            shareholders, as reported                $(8,777,337)    (8,642,269)
        Net loss applicable to common
            shareholders, pro forma                  $(9,994,337)   $(9,325,000)
        Net loss per common share, as reported       $      (.19)          (.22)
        Net loss per common share, pro forma         $      (.22)   $      (.24)

     The fair value of each option granted during 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model or using the minimum value pricing method. The following assumptions were utilized in 2000 and 1999:

                                                        2000            1999
                                                     -----------    ------------
            Expected dividend yield                       0%             0%
            Expected stock price volatility              39%            78%
            Risk-free interest rate                     5.8%             6%
            Expected life of options                  5 years         5 years

     During 2000, the Company also granted to two third-party consultants, options to purchase up to a total of 400,000 shares of the Company's common stock. The options are exercisable immediately and have an exercise price of $.375 per share, the market value of the Company's common stock on the date of grant. Utilizing the Black Scholes option-pricing model, the options were valued at $16,000, which has been recorded as an expense.

11.  Operating segments:

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

                        IMAGINON, INC. AND SUBSIDIARIES

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

11.  Operating segments (continued):

     As of and during the years ended December 31, 2000 and 1999, the segment results were as follows:


2000                                                              Internet
----                                                             ----------
                                 Computer software products        service
                                ----------------------------     ----------
                                Imaginon, Inc.        IDP           INOW        Corporate       Totals
                                --------------     ---------     ----------     ---------     ----------
Revenues                        $      182,626     $  17,987     $  404,759                   $  605,372
Interest income                                                                 $ 122,191        122,191
Interest expense                                                                     (905)          (905)
Segment loss                        (7,577,254)      (61,379)      (229,474)       57,468      7,810,639
Total assets                         2,007,192        35,623        153,035     4,606,314      6,802,164
Capital expenditures                   197,801                        2,888                      200,689
Depreciation and
  amortization                          42,696         5,312         36,539       876,565        961,112
Impairment charge                                                                 564,920        564,920


1999                                                              Internet
----                                                             ----------
                                 Computer software products        service
                                ----------------------------     ----------
                                Imaginon, Inc.        IDP           INOW        Corporate       Totals
                                --------------     ---------     ----------     ---------     ----------
Revenues                        $       74,345     $  25,975     $  239,470                   $  339,790
Interest income                                                                 $ 129,425        129,425
Interest expense                                                                  (10,515)       (10,515)
Segment loss                        (5,607,094)     (340,040)      (404,207)    $(695,741)     (7,047,082)
Capital expenditures                   104,465         1,626          5,806                       111,897
Depreciation and
  amortization                          47,977         5,714         28,237       600,376         682,304


12.  Subsequent event:

     In February 2001, 10 shares of the Company's Series G Preferred Stock were converted into 10,266,110 shares of the Company's common stock.