Form 10KSB40/A
period 2000-12-31
IMAGINON INC /DE/
filed 2001-04-30
CIK 899444

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                     Commission file number     0-25114
                                              ---------------

                                 IMAGINON, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                              Delaware                                         84-1217733
--------------------------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

         1313 Laurel Street
       San Carlos, California                                                     94070
---------------------------------------                                        ----------
(Address of principal executive office)                                        (zip code)

Issuer's telephone number    (650) 596-9300
                             --------------

Securities registered under Section 12(b) of the Act:       None

Securities registered under Section 12(g) of the Act:

                         Common Stock, $.01 par value
            -------------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)  Yes    X   No     __
                                      ---

                           (2)  Yes    X   No     __
                                      ---

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

Transitional Small Business disclosure format (check one):  Yes ___   No X
                                                                        ---

                                IMAGINON, INC.
                               AND SUBSIDIARIES
                                     INDEX

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Signatures

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(b) Directors and Executive Officers.

     Directors are elected at each annual meeting of stockholders of Imaginon to serve one-year terms. The chart below identifies persons who serve as directors and/or officers of Imaginon.

Name                 Age                          Positions
-------------------  ---  ---------------------------------------------------------

David M. Schwartz     52  Chairman, Chief Executive Officer, President and Director
James A. Newcomb      54  Chief Financial Officer, Treasurer and Director
Dennis Allison        58  Director
Mary E. Finn          41  Director
Abe Matar             31  Vice of President Marketing
Jim Polizotto         64  Director

     David M. Schwartz, has been Chairman, Chief Executive Officer, President and Director of Imaginon since January 20, 1999. Mr. Schwartz has been principally employed as an officer and director of Imaginon.com Inc., our wholly-owned subsidiary, since its formation in 1996. From 1992 until 1996, Mr. Schwartz was Vice President of New Media Systems and Technology Atari Corporation, where he invented GameFilm technology for videogame applications, and served as a principal designer of the Atari Jaguar CD peripheral. From 1990 to 1992, Mr. Schwartz was a senior member of the technical staff at Tandy Electronics Research Labs in San Jose, California, where he headed the software team developing the first writable and erasable CD ROM. In 1983, Mr. Schwartz started and led CompuSonics Corporation, which went public in 1984. CompuSonics ceased operations in 1989. In 1985, CompuSonics introduced the CompuSonics DSP1000, the first consumer audio recorder for floppy or optical disks. The CompuSonics Video PC Movie-Maker, introduced in 1986, inaugurated real-time digital video recording and editing on desktop computers. Mr. Schwartz earned a Bachelor of Arts in Architecture from Carnegie-Mellon University, after completing a multidisciplinary program in Architecture, Engineering and Computer Science. He also participated in post-graduate studies at Carnegie-Mellon in the school of Industrial Administration.

     James A. Newcomb has been Chief Financial Officer of Imaginon since November 19, 1999 and Treasurer and a director since March 7,2000 when he was appointed to fill a vacancy. He came to us from Displaytech, Inc., in

Longmont, Colorado, a privately held company that manufactures high resolution micro displays for, among other devices, digital still cameras, camcorder viewfinders, and projection displays for computer monitors and televisions. As Chief Financial Officer, Mr. Newcomb played a key role in implementing the financial aspects of Displaytech's key alliances, both domestically and internationally. Before this, he was with the NASDAQ listed Fischer Imaging Corporation, in Denver, Colorado, where he served from 1995 through 1998 as Vice President and Chief Financial Officer. A member in good standing of the Financial Executives Institute, Mr. Newcomb was awarded a Masters of Business Administration degree in Finance by the Amos Tuck School at Dartmouth College, Hanover, New Hampshire, in 1970. He received a BA degree in Economics from Beloit College, Beloit, Wisconsin, in 1968.

     Dennis Allison, has been a Director of Imaginon since March 4, 1999. He is a Stanford University Computer Systems Laboratory Lecturer. Mr. Allison is also an independent consultant and an editorial advisor on computer science and electrical engineering to Addison-Wesley-Longham. A former Series Advisor on the Prentice-Hall Series on Innovative Technology, Mr. Allison also served on the editorial board of Microprocessor Report. He was also the co-founder of HaL Computer Systems and of the People's Computer, a non-profit organization that played a pivotal role in the development of the personal computer. He is also a past IEEE CS Governing Board Member and a past member of the editorial boards of IEEE Computer and IEEE Software.

     Mary E. Finn, has been a Director of Imaginon since January 20, 1999. She has more than 15 years experience in various media fields, utilizing her skills in writing, editing, broadcasting, teaching and management. From 1994 to 1997, Ms. Finn served as publicity director for the local chapter of FEMALE, a national mother's support group. From 1988 to 1991, Ms. Finn served as a talk show producer and engineer at KNBR in San Francisco, California. From 1982 to 1986, Ms. Finn taught radio production at Phillips Academy in Andover, Massachusetts. Ms. Finn earned a Bachelor of Arts degree in Communication from the University of Michigan in 1981, and a Master's degree in Media Management from Emerson College in Boston in 1987. Ms. Finn is married to David Schwartz, Imaginon's Chairman, Chief Executive Officer and a Director.

     Abe Matar has been Vice President of Marketing of Imaginon since March 8, 1999. Born in Jerusalem, Mr. Matar came to the US to go to school in 1987. After completing his Masters degree in Electrical Engineering from San Jose State University, he began his career working for Silicon Valley companies such as Apple, EO, an AT&T subsidiary, and Compression Labs. During that period, he developed experience and knowledge in managing and running engineering projects in the communications field. As a founding member of iNOW Internet Services, Mr. Matar has been involved in the day-to-day operation and management of the business, and is overseeing its expansion.

     Jim Polizotto, has been a Director of Imaginon since March 4, 1999. Mr. Polizotto has served an Engineering Director of VTEL Corporation, Sunnyvale, California, since 1994, where he is responsible for the Sunnyvale Validation organization. He also has corporate responsibility to ensure interoperability with other vendors' systems. VTEL Corporation is a world leader in Digital Visual Communications. Prior to 1994, Polizotto helped to create a multimedia development laboratory for IBM in Silicon Valley and was responsible for the development of many IBM multimedia breakthroughs, including the 1993 launch of IBM's Internet-based multimedia video streaming server. Mr. Polizotto also serves on the board of the International Multimedia Teleconferencing Consortium, Inc., a non-profit corporation comprised of more than 150 companies from around the world.

(b)  Significant employees.

     None.

(c)  Family relationships.

     Mary Finn, a director, is married to David Schwartz, Imaginon's Chairman, Chief Executive Officer and a Director.

(d)  Involvement in legal proceedings.

     None.

(e)  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our securities, collectively, "reporting persons", to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, "SEC".

     Based solely upon a review of the copies of such forms it has received and representations from the reporting persons, we believe that not all reporting persons have complied with the applicable filing requirements and that one officer, Abe Mater, will need to file a late Form 4.

Item 10. Executive Compensation

(a)  General

Rider A

(b)  Summary Compensation Table

     The following table sets forth information regarding compensation paid to
(i) Imaginon's Chief Executive Officer and (ii) each of its other executive officers whose total annual compensation exceeded $100,000 for the years ended December 31, 1998, 1999 and 2000. Some of the executives listed below resigned and are no longer employees of Imaginon.

                                                  Annual                               Long Term
                                               Compensation                          Compensation
                                       ----------------------------                 --------------
                                                                                      Securities
                                                                                      Underlying        All Other
Name and Position                      Year    Salary       Bonus        Other       Options /SARs     Compensation
------------------------------------   ----   --------     --------     -------     --------------     ------------
Henry Fong,                            2000        -0-          -0-         -0-               -0-              -0-
President, former Chief Executive      1999        -0-          -0-     $67,500(3)            -0-              -0-
Officer and Chairman of the Board      1998   $150,000(1)       -0-         -0-               -0-              -0-
Resigned January 20, 1999

Barry S. Hollander,                    2000        -0-          -0-         -0-               -0-              -0-
Treasurer and                          1999        -0-          -0-     $67,500(3)            -0-              -0-
Chief Financial Officer                1998   $155,000     $ 76,313(2)      -0-               -0-              -0-
Resigned January 27, 1999

David Schwartz, Chairman,              2000   $180,000          -0-         -0-               -0-              -0-
Chief Executive Officer, President     1999   $120,000     $ 50,000         -0-               -0-              -0-
and Director                           1998        -0-          -0-         -0-               -0-              -0-


                                                  Annual                               Long Term
                                               Compensation                          Compensation
                                       ----------------------------                 --------------
                                                                                      Securities
                                                                                      Underlying        All Other
Name and Position                      Year    Salary       Bonus        Other       Options /SARs     Compensation
------------------------------------   ----   --------     --------     -------     --------------     ------------
Leonard Kain, Executive Vice           2000   $ 62,400          -0-         -0-               -0-              -0-
President, Secretary and Director      1999   $120,000     $ 50,000         -0-               -0-              -0-
Resigned March 7, 2000                 1998        -0-          -0-         -0-               -0-              -0-

Abe Matar, Vice President              2000   $133,500          -0-         -0-           100,000              -0-
of Marketing                           1999   $ 87,500     $595,000(4)      -0-           225,000              -0-
                                       1998        -0-          -0-         -0-               -0-              -0-

James Newcomb, Chief Financial         2000   $140,000     $ 30,000(5)      -0-           100,000              -0-
Officer, Treasurer and Director        1999   $  8,000          -0-         -0-           100,000              -0-
                                       1998        -0-          -0-         -0-               -0-              -0-

Sue Ann von Kaeppler, Vice President   2000   $ 99,199     $ 20,000         -0-           100,000(7)           -0-
of Business Development                1999   $ 17,769     $  5,455(6)      -0-               -0-              -0-
Resigned September 15, 2000            1998        -0-          -0-         -0-               -0-              -0-
----------

(1) Mr. Fong was not an employee of Imaginon and received fees of $10,000 per month for consulting services rendered to Imaginon and received an additional $30,000 fee primarily related to long-term strategic planning, financing and acquisitions in connection with its prior business.
(2) In January 1998, Imaginon issued 18,500 shares of Series A preferred stock to Mr. Hollander. The shares were valued based upon the trading price of its common stock, adjusted for the one for three conversion feature of the preferred stock, and accordingly, Imaginon recognized an expense of $76,313.
(3) Mr. Fong and Mr. Hollander received fees for consulting services performed in 1999.
(4) The bonus is calculated from two conditional stock grants of restricted stock to Mr. Matar during 1999. On February 2, 1999 Mr. Matar received a conditional stock grant of 75,000 shares at a then fair market value of $6.06 per share and on November 11, 1999 Mr. Matar received another conditional stock grant of 50,000 shares at a then fair market value of $2.81 per share.
(5) The bonus is calculated from a conditional stock grant of restricted stock to Mr. Newcomb on April 19, 2000 in which Mr. Newcomb received a conditional stock grant of 20,000 shares at a then fair market value of $1.50 per share.
(6) The bonus is calculated from a conditional stock grant of restricted stock to Ms. von Kaeppler on October 22, 1999 in which Ms. von Kaeppler received a conditional stock grant of 5,000 shares at a then fair market value of $1.09 per share.
(7)   When Ms. von Kaeppler resigned in 2000, the options were forfeited.

(c)  Option/SAR Grants Table

                     Option/SAR Grants in Last Fiscal Year


                  Number Of         Individual Grants
                 Securities          Percent Of Total
                 Underlying       Options/SARs Granted
                Options/SARs     To Employees in Fiscal    Exercise Of Base   Expiration
    Name         Granted (#)              Year               Price ($/sh)        Date
     (a)             (b)                   (c)                    (d)             (e)

Abe Matar            100,000               7.7%              $3.1875/share       3/8/10
                     -------
Jim Newcomb          100,000               7.7%              $1.4375/share      5/19/10
Sue Ann von          100,000(1)            7.7%               $3.75/share       2/22/10
  Kaeppler

(1)  When Ms. Von Kaeppler resigned in 2000, the options were forfeited.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End 2000 Option/SAR Values.

                                                                           Value Of
                                             Number Of Securities         Unexercised
                                           Underlying Unexercised        In-The-Money
                                                Options/SARs             Options/SARs
                                             At December 31, 2000    At December 31, 2000
                     Shares       Value              (#)                      ($)
                  Acquired On   Realized         Exercisable/            Exercisable/
      Name        Exercise (#)     ($)          Unexercisable            Unexercisable
      (a)             (b)          (c)               (d)                      (e)

Henry Fong              -0-        -0-                 725,200/0              0 / 0
Abe Matar               -0-        -0-            56,250/325,000              0 / 0
Jim Newcomb             -0-        -0-            25,000/200,000                0/0
Sue Ann von             -0-        -0-                       0/0                0/0
 Kaeppler
Dennis Allison          -0-        -0-                  15,873/0                0/0
Jim Polizotto           -0-        -0-                  15,873/0                0/0

(e)  Long-Term Incentive Plan Awards Table.

     None.

(f)  Compensation of Directors.

     Imaginon's outside directors receive stock options equivalent to $10,000 per year of service. All directors are reimbursed their expenses incurred in attending Board of Directors meetings.

     On January 7, 2000, the Company issued outside directors Polizotto and Allison 15,873 stock options at a discount price of 15% below the; market price of that day, representing their compensation for service in 1999.

(g) Employment Contracts and Termination of Employment and Change in Control Arrangements.

     None.

(h)  Report on Repricing of Options/SARs

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Set forth below is certain information as of April 27,2001 with respect to ownership of Imaginon's common stock held of record or beneficially by (i) its executive officers named in the summary compensation table, (ii) its directors,
(iii) each person who owns beneficially more than five percent of its outstanding common stock; and (iv) all directors and executive officers as a group:

                                                               Number of     Percentage of
     Name and Address of Beneficial Owner           Title     Shares Owned   Shares Owned
     -------------------------------------        ----------  ------------   -------------
                                                                                  (1)
     David Schwartz                                 Common       5,431,742         7.0%
     Officer and Director                           Stock
     1313 Laurel Street
     San Carlos, CA 94070

     Dennis Allison                                 Options         15,873         0.0%
     Director
     1313 Laurel Street
     San Carlos, CA 94070

     Jim Polizotto                                  Options         15,873         0.0%
     Director
     1313 Laurel Street
     San Carlos, CA 94070

     Abe Matar                                      Common          75,000         0.5%
     Vice President of Marketing                    Stock
     1313 Laurel Street
     San Carlos, CA 94070

                                                    Options        325,000         0.2%
     Sue Ann von Kaeppler                           Common           5,000
     Vice President of Business Development         Stock
     1313 Laurel Street
     San Carlos, CA 94070

                                                               Number of     Percentage of
     Name and Address of Beneficial Owner           Title     Shares Owned   Shares Owned
     -------------------------------------        ----------  ------------   -------------
                                                                                  (1)
     James A. Newcomb                               Common          20,000         0.2%
     Chief Financial Officer                        Stock
     1313 Laurel Street
     San Carlos, CA 94070                           Options        200,000

     Tail Wind Fund Limited                         Common       3,875,984         5.6%
     MeesPierson (Bahamas) Ltd.                     Stock
     Attn: Jason McCarroll
     Windermere House                               Warrants       449,606
     404 East Bay Street
     5539, Nassau, Bahamas

     Bess Holdings Limited                          Common       4,315,730        18.6%
     1337 East 9/th/ St.                            Stock
     Brooklyn, N.Y. 11230

                                                    Series G            10 (2)    86.2%
                                                    Preferred
                                                    Stock
     All Directors and executive officers as a                   6,088,488         7.9%
      group (5 persons)

___________________
(1) The percentage is based on 76,778,323 shares used as the denominator in this calculation, which includes 64,643,923 shares of common stock issued and outstanding plus 12,134,400 shares under options, warrants and/or convertible securities deemed outstanding.
 (2) Based upon the minimum conversion price of $0.10 per share, the number of shares of common stock beneficially owned is 10,000,000.

Item 12. Certain Relationships and Related Transactions

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IMAGINON, INC.


Date:   April 30, 2001            /s/ David M. Schwartz
                                 -----------------------------------------------
                                 David M. Schwartz, President

Rider A

     David Schwartz, the President and Chief Executive Officer of the Registrant, received a salary of $180,000 for the fiscal year ended December 31, 2000.

     James Newcomb, the Chief Financial Officer and Treasurer of the Registrant, received a salary of $140,000 for the fiscal year ended December 31, 2000. On April 19, 2000, Mr. Newcomb received a conditional stock grant of 20,000 shares of restricted stock at a then fair market value of $1.50 per share. In addition, on May 19, 2000, Mr. Newcomb received an option to purchase 100,000 shares of Imaginon common stock at an exercise price of $1.4375.

     Abe Matar, the Vice President of Marketing of the Registrant, received a salary of $133,500 for the fiscal year ended December 31, 2000. In addition, on March 8, 2000, Mr. Matar received an option to purchase 100,000 shares of Imaginon common stock at an exercise price of $3.1875.

     Sue Ann von Kaeppler, the former Vice President of Business Development of the Registrant, received a salary of $99,199 and a bonus of $20,000 for the fiscal year ended December 31, 2000. While Ms. Von Kaeppler received an option to purchase 100,000 shares of Imaginon common stock at an exercise price of $3.75, when she resigned on September 15, 2000, the options were forfeited.