Form 10KSB40/A
period 2000-12-31
IMAGINON INC /DE/
filed 2001-05-01
CIK 899444

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

As of April 27, 2001, 64,643,923 shares of Common Stock were outstanding and the aggregate market value of the shares (based upon the average of the bid and asked price of the shares on the over-the-counter market) of ImaginOn, Inc. held by nonaffiliates was approximately $3,819,035.

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

Signatures

Item 10. Executive Compensation

(a)  General

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

(c)  Option/SAR Grants Table

                     Option/SAR Grants in Last Fiscal Year


                  Number Of         Individual Grants
                 Securities          Percent Of Total
                 Underlying       Options/SARs Granted
                Options/SARs     To Employees in Fiscal    Exercise Of Base   Expiration
    Name         Granted (#)              Year               Price ($/sh)        Date
     (a)             (b)                   (c)                    (d)             (e)

Abe Matar            100,000               7.7%              $3.1875/share       3/8/10
Jim Newcomb          100,000               7.7%              $1.4375/share      5/19/10
Sue Ann von          100,000(1)            7.7%               $3.75/share       2/22/10
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
                  Acquired On   Realized         Exercisable/            Exercisable/
      Name        Exercise (#)     ($)          Unexercisable            Unexercisable
      (a)             (b)          (c)               (d)                      (e)

Henry Fong              -0-        -0-                 725,200/0                0/0
Abe Matar               -0-        -0-            56,250/325,000                0/0
Jim Newcomb             -0-        -0-            25,000/200,000                0/0
Sue Ann von             -0-        -0-                       0/0                0/0
 Kaeppler
Dennis Allison          -0-        -0-                  15,873/0                0/0
Jim Polizotto           -0-        -0-                  15,873/0                0/0

(e)  Long-Term Incentive Plan Awards Table.

     None.

(f)  Compensation of Directors.

     Imaginon's outside directors receive stock options equivalent to $10,000 per year of service. All directors are reimbursed their expenses incurred in attending Board of Directors meetings.

     On January 7, 2000, the Company issued outside directors Polizotto and Allison 15,873 stock options at a discount price of 15% below the market price of that day, representing their compensation for service in 1999.

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

(h)  Report on Repricing of Options/SARs

     None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Set forth below is certain information as of April 27,2001 with respect to ownership of Imaginon's common stock held of record or beneficially by (i) its executive officers named in the summary compensation table, (ii) its directors,
(iii) each person who owns beneficially more than five percent of its outstanding common stock; and (iv) all directors and executive officers as a group:

                                                               Number of     Percentage of
     Name and Address of Beneficial Owner           Title     Shares Owned   Shares Owned
     -------------------------------------        ----------  ------------   -------------
                                                                                  (1)
     David Schwartz                                 Common       5,431,742         7.0%
     Officer and Director                           Stock
     1313 Laurel Street
     San Carlos, CA 94070

     Dennis Allison                                 Options         15,873         0.0%
     Director
     1313 Laurel Street
     San Carlos, CA 94070

     Jim Polizotto                                  Options         15,873         0.0%
     Director
     1313 Laurel Street
     San Carlos, CA 94070

     Abe Matar                                      Common         253,000         .75%
     Vice President of Marketing                    Stock
     1313 Laurel Street
     San Carlos, CA 94070

                                                    Options        325,000

     Sue Ann von Kaeppler                           Common           5,000         0.0%
     Vice President of Business Development         Stock
     1313 Laurel Street
     San Carlos, CA 94070

                                                               Number of     Percentage of
     Name and Address of Beneficial Owner           Title     Shares Owned   Shares Owned
     -------------------------------------        ----------  ------------   -------------
                                                                                  (1)
     James A. Newcomb                               Common          20,000         0.2%
     Chief Financial Officer                        Stock
     1313 Laurel Street
     San Carlos, CA 94070                           Options        200,000

     Tail Wind Fund Limited                         Common       3,875,984         5.6%
     MeesPierson (Bahamas) Ltd.                     Stock
     Attn: Jason McCarroll
     Windermere House                               Warrants       449,606
     404 East Bay Street
     5539, Nassau, Bahamas

     Bess Holdings Limited                          Common       4,315,730        18.6%
     1337 East 9th St.                              Stock
     Brooklyn, N.Y. 11230

                                                    Series G            10 (2)    86.2%
                                                    Preferred
                                                    Stock
     All Directors and executive officers as a                   6,266,488         8.2%
      group (6 persons)

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

                                IMAGINON, INC.


Date:   May 1, 2001              /s/ David M. Schwartz
                                 -----------------------------------------------
                                 David M. Schwartz, President