Form 10QSB
period 2001-03-31
IMAGINON INC /DE/
filed 2001-05-18
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES ACT OF 1934

             For the transition period from _________________  to

                        Commission File Number 0-25114

                                IMAGINON, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                84-1217733
          --------                                          -------------------
  (State or other jurisdiction                                 (IRS Employer
      of incorporation)                                     Identification No.)

                   1313 Laurel Street, San Carlos, CA  94070
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,816,479 common shares, par value $.01 per share, outstanding at May 3, 2001.

Transitional Small Business Disclosure Format (Check One) YES ________ NO X
                                                                         ---

                  Page 1 of 26 total pages on this document.

                        IMAGINON, INC. AND SUBSIDIARIES
                                     INDEX
                                                                          Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial statements:


          Independent accountants' report                                 3

          Condensed consolidated balance sheet - March 31, 2001           4

          Condensed consolidated statements of operations - three
               months ended March 31, 2001 and 2000                       5

          Condensed consolidated statement of shareholders' deficit
               - three months ended March 31, 2001                        6

          Condensed consolidated statements of cash flows - three
               months ended March 31, 2001 and 2000                       7

          Notes to Condensed consolidated financial statements            8-14

Item 2.   Management's discussion and analysis                            15-21

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                               22

Item 2.   Changes in securities and use of proceeds                       22

Item 3.   Defaults upon senior securities                                 23

Item 4.   Submission of matters to a vote of security holders             23

Item 5.   Other Information                                               24

Item 6.   Exhibits and reports on Form 8-K                                24-25

          Signatures                                                      26

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

Board of Directors
ImaginOn, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of March 31, 2001, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement
of shareholders' deficit for the three months ended March 31, 2001.   These
condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
May 11, 2001

                        IMAGINON, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                  (UNAUDITED)

                                     ASSETS

Current assets:
 Cash                                                            $     13,209
 Accounts receivable, less allowance for
  doubtful accounts of $ 24,700                                        89,886
 Inventories                                                           27,282
 Prepaid expenses and other                                            22,469
                                                                 ------------
   Total current assets                                               152,846
                                                                 ------------

Other receivable                                                       19,922
Furniture and equipment, net of
 accumulated depreciation of $332,281                                 246,331
Deposits and other assets                                              50,439
                                                                 ------------
                                                                      316,692
                                                                 ------------
                                                                 $    469,538
                                                                 ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                               $    519,015
  Accrued expenses                                                     72,245
  Deposits                                                             10,500
  Note payable                                                        100,000
                                                                 ------------
     Total liabilities (all current)                                  701,760
                                                                 ------------

Commitments and contingencies

Mandatory redeemable Series G, 8% convertible
  preferred stock; 13.5 shares issued and outstanding;
  liquidation preference $1,405,980                                 1,405,980
Common stock issued upon conversion of series G preferred
  stock, 10,266,110 shares subject to redemption                      977,860
                                                                 ------------
                                                                    2,383,840
                                                                 ------------
Shareholders' deficit:
Preferred stock, $0.01 par value; authorized
  5,000,000 shares; 13.5 shares issued and outstanding
Common stock, $0.01 par value; authorized
  100,000,000 shares; 62,700,727 shares issued
  and outstanding                                                     627,007
Warrants and options                                                1,720,479
Capital in excess of par                                           14,577,342
Accumulated deficit                                               (19,540,890)
                                                                 ------------
     Total shareholders' deficit                                   (2,616,062)
                                                                 ------------
                                                                 $    469,538
                                                                 ============

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                    2001           2000
                                                -----------    -----------
Revenues                                        $   109,132    $    76,912

Cost of revenues                                     90,680         51,313
                                                -----------    -----------
Gross profit                                         18,452         25,599
                                                -----------    -----------

Operating expenses:
 Research and development                           293,325        272,821
 Sales and marketing                                140,307        919,476
 General and administrative                         574,414        921,977
 Impairment of intangible assets                    498,266
                                                -----------    -----------
                                                  1,506,312      2,114,274
                                                -----------    -----------
Loss from operations                             (1,486,613)    (2,088,675)
                                                -----------    -----------
Other income (expense):
 Interest income                                      1,617         59,334
 Interest expense                                      (370)
                                                -----------    -----------
                                                      1,247         59,334
                                                -----------    -----------
Net loss                                         (1,486,613)    (2,029,341)

 Series F preferred stock dividend                                 (36,667)
 Series F redemption premium                                      (200,000)
 Amortization of discount on preferred stock        (37,500)
 Series G preferred stock dividend                  (37,522)
                                                -----------    -----------
Net loss applicable to common shareholders      $(1,561,635)   $(2,266,008)
                                                ===========    ===========

Basic and diluted loss per common share         $      (.03)   $      (.05)
                                                ===========    ===========
Weighted average number of common shares
Outstanding                                      56,415,860     44,543,439
                                                ===========    ===========

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC., AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                 Common Stock                      Capital                      Total
                             ---------------------    Warrants    in excess                  shareholders'
                               Shares     Amount    and options    of par        Deficit        deficit
                             ----------  ---------  -----------  -----------  -------------  --------------

Balances
  January 1, 2001            52,434,617   $524,346   $1,720,479  $14,680,003  $(18,054,277)    $(1,129,449)

Conversion of Series G
  preferred stock to
  common stock               10,266,110    102,661                  (102,661)

Net loss                                                                        (1,486,613)     (1,486,613)
                             ----------  ---------  -----------  -----------  -------------  --------------

Balances, March 31, 2001     62,700,727   $627,007   $1,720,479  $14,577,342  $(19,540,890)    $(2,616,062)
                             ==========  =========  ===========  ===========  ============     ===========

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                          2001           2000
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(1,486,613)   $(2,029,341)
                                                       -----------    -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                            172,620        264,761
  Provision for losses on accounts receivable                              10,600
  Impairment of intangible assets                          498,266
  Expense incurred upon issuance
   of common stock                                                         34,875
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                15,267         (1,230)
  Decrease (increase) in inventories                            49         (4,921)
  Decrease (increase) in prepaid expenses and other          1,379       (104,327)
  Increase (decrease) in accounts payable                   80,256       (126,713)
  Increase (decrease) in accrued expenses                  (14,822)       119,261
                                                       -----------    -----------
  Total adjustments                                        753,015        192,306
                                                       -----------    -----------
Net cash used in operating activities                     (733,598)    (1,837,035)
                                                       -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                                    (63,814)
                                                       -----------    -----------
Net cash used in investing activities                                     (63,814)
                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from note payable                               100,000
  Dividends on Series F preferred stock                                  (194,000)
  Redemption of Series F preferred stock                               (2,200,000)
  Proceeds from issuance of Series G preferred
   stock                                                   150,000
  Proceeds from issuance of common stock and
   warrants, net                                                        2,951,200
                                                       -----------    -----------

Net cash provided by financing activities                  250,000        557,200
                                                       -----------    -----------
Net decrease in cash                                      (483,598)    (1,343,649)
Cash, beginning                                            496,807      4,959,694
                                                       -----------    -----------
Cash, ending                                           $    13,209    $ 3,616,045
                                                       ===========    ===========

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

1.  Basis of presentation:

    The condensed consolidated financial statements for the three-month periods ended March 31, 2001 and March 31, 2000 have been prepared by Imaginon, Inc. (the "Company"). In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000, have been made. Those adjustments consist only of normal and recurring adjustments except for those described below.

    Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2000 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the operating results to be expected for the full year.

    The accompanying condensed consolidated financial statements include the accounts of ImaginOn, Inc., and its wholly-owned subsidiaries, Imaginon Network Specialists, Inc. ("INOW"), ImaginOn Digital Productions, Inc. ("IDP"), and Wireless Web Data, Inc ("WDDI"). Intercompany transactions have been eliminated in consolidation.

    Going concern and management's plans

    The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,486,613 for the three months ended March 31, 2001, the Company has an accumulated deficit of $19,540,890 as of March 31, 2001, and the Company is subject to certain contingencies at March 31, 2001. The Company has not recognized any substantial revenues from its broadband Internet television systems and expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

    These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

1.  Basis of presentation (continued):

    To address its current cash flow concerns, the Company is in discussions with potential investors attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock and/or through the issuance of debt (Notes 3, 5 and 7). The Company has also implemented plans to restructure the Company (Note 7). Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company continues to develop, market and license its products, which may provide additional funds to address the Company's capital requirements.

2.  Intangible assets:

    Management assesses the carrying value of intangible and other long-lived assets, including goodwill, for impairment when circumstances warrant such a review, primarily by comparing current and projected sales, operating income and annual cash flows on an undiscounted basis, with the related annual amortization expenses. The Company recognizes impairment losses on intangible assets when undiscounted cash flows estimated to be generated from the intangible assets are less than the amount of unamortized assets. In April 2001, the Company made a decision to abandon further efforts in developing and marketing INOW products and services and in May 2001, the Company entered into an agreement to sell its INOW subsidiary (Note 7). Based on the terms of the sale, the Company concluded that an impairment charge of $498,266 was necessary to write off the carrying amount of goodwill related to the Company's acquisition of INOW.

3.  Note payable:

    On March 15, 2001, the Company borrowed $100,000 under a note payable to an individual (Note 7). Interest on the note is charged at 9%, with principal and interest payable upon demand by the lender.

4.  Commitments and contingencies:

    Leases:

    The Company leases office space under various non-cancelable operating lease agreements expiring at various dates through 2007. Certain lease agreements provide for annual incremental rent increases of 5%.

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

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


5. Redeemable Series G preferred stock and common stock issued upon conversion of Series G preferred stock

    At December 31, 2000, the Company had 22 shares of Series G preferred stock issued and outstanding. During the quarter ended March 31, 2001, the Company issued an additional 1.5 shares of Series G preferred stock for $150,000. The Series G preferred stock has a par value of $0.01 per share, a stated value of $100,000 per share, and a liquidation preference equal to the stated value plus unpaid dividends. The Series G preferred stock is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share. The Series G preferred stock is convertible, at any time, for five years from the issue date. Shares of Series G preferred stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually. Dividends not paid when due are subject to an 18% late fee, payable in cash. Cumulative dividends through March 31, 2001, are $55,980.

    The conversion feature was "in the money" at the date of issue (a
     "beneficial conversion feature"). The Company allocated $37,500 of the proceeds, equal to the intrinsic value of the beneficial conversion feature, to capital in excess of par in the first quarter, and allocated the entire portion to the Series G Preferred Stock.

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

    The Series G preferred stock is also subject to a mandatory redemption provision upon the triggering of certain events, as defined, the majority of which were satisfied in connection with a registration of common shares underlying the Series G preferred stock in February 2001. In addition, in connection with the private placement of the Series G preferred stock, the Company paid $75,000 in 2000 to an entity which was not registered as a broker-dealer; however, it may have been required to be registered as a broker-dealer in connection with the Series G preferred stock transaction. If the entity acted as a broker-dealer in connection with the private placement, it would have been required to be registered with the Securities Exchange Act (the "Act") unless it was exempt from the broker-dealer registration requirements under the Act.

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

    As a result of this contingency and other redemption features of the Series
     G preferred stock, the Company has not included the Series G preferred stock or the 10,266,110 shares of common stock issued in February 2001 upon the conversion of 10 shares of Series G preferred stock in shareholders' equity (deficit).

                        IMAGINON, INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)



6.  Business segment information:

    As and during the periods ended March 31, 2001 and March 31, 2000, segment results were as follows:

                                 Three months ended March  31,
                                 -----------------------------
                                    2001            2000

Computer Software Products:

ImaginOn.com:
     Revenues                    $        98   $     2,289
     Segment loss                 (1,362,752)   (1,945,624)
        Total assets                 348,457     5,655,834

IDP:
     Revenues                          1,429        10,726
     Segment loss                    (13,978)      (21,854)
        Total assets                  26,569        34,430

Internet service:
WWDI:
     Revenues                             80             -
     Segment loss                    (48,157)            -
     Total assets                      2,289             -

INOW:
     Revenues                        107,526        63,897
     Segment loss                    (61,726)      (59,813)
     Total assets                    105,274       104,012


Corporate:
     Segment income (loss)                 -        (2,050)
     Total assets                     19,922       113,500

     Net loss all segments
     and corporate                (1,486,613)   (2,029,341)

There are no differences in the basis of segmentation or in the basis of measurement of segment loss from the Company's last annual report.

                        IMAGINON, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINTUED)

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

7.  Subsequent events:

    WDDI transactions:

    In April 2001, the Company entered into a letter of intent with Gallagher
     Research Corporation, a publicly-held Nevada corporation ("GRC") to exchange shares between the Company and GRC. Pursuant to the terms of the proposed agreement, the Company is to sell GRC all of the outstanding shares of WWDI common stock it owns, and in exchange, GRC is to issue an aggregate of 20,000,000 shares of GRC common stock to the Company and certain of its officers and directors. Immediately following this transaction, GRC is to have 24,768,000 shares of issued and outstanding common stock, and the Company is to hold 19,080,000 shares, or 77%, of the issued and outstanding shares of GRC common stock.

    In April 2001, WDDI also entered into a letter of intent with Gulfstream
     Financial Partners, LLC ("Gulfstream") to proceed with a series of proposed investment transactions. Pursuant to the terms of this letter of intent, Gulfstream, or Gulfstream and other investors, will invest cash in WDDI in two phases, which are subject to the successful completion of certain events by the Company.

    The first phase is to consist of an initial investment of up to $500,000 in exchange for rights to purchase up to 20% of the common stock of WDDI. Through April 2001, a total of $260,000 has been received from investors by the Company, on behalf of WDDI. The Company received proceeds of $100,000 in March 2001, for which it entered into a 9% promissory note, due on demand. In exchange for proceeds of $30,000 (received by the Company in April 2001), WDDI entered into a 15% promissory note, due on demand, no later than May 13, 2001. Additional advances of $130,000, received in April 2001 by the Company on behalf of WDDI, are not evidenced by promissory notes.

    Under the proposed second phase, upon the successful completion of a merger of the Company and GRC, terms of an additional financing are to be negotiated. In consideration for arranging the proposed financing agreement, Gulfstream is to be issued three-year warrants to purchase common stock of WDDI at $.10 per share, equal to 9.9% of WDDI on a fully diluted basis, subject to registration rights.

    Series G preferred stock and common stock issuance:

    In April 2001, the Company issued .6 shares of Series G preferred stock and 1,666,666 shares of common stock to an investor in exchange for $60,000. In addition, 2.5 shares of Series G preferred stock were converted into 2,580,550 shares of common stock.

    Sale of INOW subsidiary:

    In May 2001, the Company entered into an agreement to sell all of its issued and outstanding shares of INOW for $25,000.

                        IMAGINON, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINTUED)

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

The following pro forma condensed consolidated balance sheet gives effect to the sale of INOW as if it occurred on March 31, 2001. The pro forma adjustments reflect the receipt of $25,000 and the sale of assets, net of certain liabilities:


                                                                Pro forma           Pro forma
ASSETS:                                     Historical         adjustments          balances
                                          ----------------    ---------------    ----------------
Current assets:
     Cash                                     $    13,209          $  25,000         $    38,209
     Accounts receivable                           89,886            (21,041)             68,845
     Inventories                                   27,282                  -              27,282
     Prepaid expenses and other                    22,469                  -              22,469
                                          ----------------    ---------------    ----------------
Total current assets                              152,846              3,959             156,805
                                          ----------------    ---------------    ----------------

Other receivable                                   19,922                  -              19,922
Furniture and equipment, net                      246,331            (33,816)            212,515
Deposits and other assets                          50,439                  -              50,439
                                          ----------------    ---------------    ----------------
                                                  316,692            (33,816)            282,876
                                          ----------------    ---------------    ----------------
                                              $   469,538          $ (29,857)        $   439,681
                                          ================    ===============    ================

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities:
     Accounts payable                         $   519,015          $ (14,535)        $   504,480
     Accrued expenses                              72,245            (10,008)             62,237
     Deposits                                      10,500                  -              10,500
     Note payable                                 100,000                  -             100,000
                                          ----------------    ---------------    ----------------
Total liabilities (all current)                   701,760            (24,543)            677,217
                                          ----------------    ---------------    ----------------

Redeemable preferred stock                      1,405,980                  -           1,405,980
Redeemable common stock                           977,860                  -             977,860
                                          ----------------    ---------------    ----------------
                                                2,383,840                              2,383,840

Total shareholders' deficit                    (2,616,062)            (5,314)         (2,621,376)
                                          ----------------    ---------------    ----------------

                                              $   469,538          $ (29,857)        $   439,681
                                          ================    ===============    ================

                        IMAGINON, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINTUED)

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

The following pro forma codensed consolidated statements of operations for the three-months ended March 31, 2001 and the year ended December 31, 2000, give effect to the sale of INOW as if it occurred on January 1, 2001 and January 1, 2000, respectively. The pro forma adjustments are recorded to exclude the operations of INOW from the consolidated statements of operations of the Company for the periods presented:

Three months ended March 31, 2001:

                                                              Pro forma         Pro forma
                                            Historical       adjustments        balances
                                           --------------    -------------    --------------
Revenues                                     $   109,132        $(107,526)      $     1,606
Cost of revenues                                  90,680          (90,360)              320
                                           --------------    -------------    --------------
Gross profit                                      18,452          (17,166)            1,286
                                           --------------    -------------    --------------
Operating expenses:
      Research and development                   293,325           (8,250)          285,075
      Selling expense                            140,307          (25,912)          114,395
      General and administrative expense         574,414          (44,731)          529,683
      Impairment charge                          498,266                            498,266
                                           --------------    -------------    --------------
                                               1,506,312          (78,893)        1,427,419
                                           --------------    -------------    --------------
Operating income (loss)                       (1,487,860)          61,727        (1,426,133)
Other income, net                                  1,247                -             1,247
                                           --------------    -------------    --------------
Net loss                                      (1,486,613)          61,727        (1,424,886)
Amortization of discount and dividend on
   preferred stock                               (75,022)               -           (75,022)
                                           --------------    -------------    --------------

Net loss applicable to common stock          $(1,561,635)       $  61,727       $(1,499,908)
                                           ==============    =============    ==============

Loss per share                               $     (0.03)                       $     (0.03)
                                           ==============                     ==============

Weighted average number of
  shares outstanding                          56,415,860                         56,415,860
                                           ==============                     ==============

Year ended December 31, 2000:

                                                             Pro forma         Pro forma
                                            Historical      adjustments         balances
                                           --------------   -------------    ---------------
Revenues                                     $   605,373       $(404,759)       $   200,614
Cost of revenues                                 350,718        (293,834)            56,884
                                           --------------   -------------    ---------------
Gross profit                                     254,655        (110,925)           143,730
                                           --------------   -------------    ---------------
Operating expenses:
     Research and development                  1,401,542         (12,916)         1,388,626
     Selling expense                           2,816,260         (13,494)         2,802,766
     General and administrative expense        3,563,652        (313,989)         3,249,663
     Impairment - charge                         564,920               -            564,920
                                           --------------   -------------    ---------------
                                               8,346,374        (340,399)         8,005,975
                                           --------------   -------------    ---------------
Operating income (loss)                       (8,091,719)        229,474         (7,862,245)
Other income, net                                166,144               -            166,144
                                           --------------   -------------    ---------------
Net loss                                      (7,925,575)        229,474         (7,696,101)
Amortization of discount and dividend on
   preferred stock                              (820,507)              -           (820,507)
                                           --------------   -------------    ---------------

Net loss applicable to common stock          $(8,746,082)      $ 229,474        $(8,516,608)
                                           ==============   =============    ===============

Loss per share                               $     (0.19)                       $     (0.19)
                                           ==============                    ===============

Weighted average number of
  shares outstanding                          46,022,320                         46,022,320
                                           ==============                    ===============

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

OVERVIEW

The independent auditors' report on the Company's consolidated financial statements as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

On January 20, 1999 Imaginon, Inc., formerly known as California Pro Sports, Inc. (the "Company" or "Imaginon"), through Imaginon Acquisition Corp., a wholly owned subsidiary of Imaginon, completed a merger with ImaginOn.com of San Carlos, California. Imaginon is a publicly held company with common stock currently trading on the Over the Counter Bulletin Board under the symbol "IMON". Imaginon has four operating units.

Imaginon designs, manufactures and sells: (I) consumer software products for the CD/DVD-ROM market and (ii) a research tool for Internet users. Imaginon's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. Imaginon's founders were granted a U.S. patent on May 18, 1999 for its "TDPP" technology. The Company has brought its first three products, WebZinger, WorldCities 2000 and sellONstream, to market. These products are trademarked and are protected under two U. S. Patents issued to the founders of Imaginon, which they have assigned to the Company. As of March 31, 2001, Imaginon has 13 full time employees plus 9 consultants, compared to 29 full time employees and 6 consultants at March 31, 2000.

Beginning January 2000, Imaginon focused upon its information technology and developing and marketing broadband Internet television systems to businesses and institutions. Imaginon's Internet television system, ImOn.comTV, a software system and licensed turnkey package that enables any Website to present interactive television within a standard browser window on any suitably connected computer. The ImOn.comTV interactive virtual console offers its users video on demand, video that branches under user command, automated Web searching, and many additional features that can be customized for each licensee.

During the third quarter 2000, in order to initiate a presence of Imaginon's ImOn.comTV interactive Internet television to multiple markets, the Company began new installations of this product to a broad range of clients. While some clients were charged at the full list price of the ImOn.comTV stations, others were charged at less than full-list price. Some of these sales were made for strategic key marketing positions rather than for income. The Company's clientele is made up of magazine publishers, colleges, communication companies and sports franchises. ImOn.comTV offers a complete turnkey product that turns any existing Website into an interactive TV station on the broadband Internet. Imaginon implemented a seven-channel sales and marketing strategy targeting broadcast, education, e-commerce, publishing, corporate training, telemedicine, and adult entertainment.

In the third quarter 2000, Imaginon aggressively marketed and presented its Interactive Internet Television, ImOn.comTV, also referred to as a "television station in a box" at conferences such as Syllabus 2000, one of the education industry's largest gathering of teachers, administrators, and consultants in San Jose, California. The Company also attended the European Market Debut at IBC 2000, Europe's single largest broadcasters' conference in Amsterdam, and introduced ImOn.comTV to a pan-European audience and began building a network of distributors in the major markets. Imaginon, Inc. served as a Silver
Sponsor of the year 2000 Intel Developer Forums where Imaginon demonstrated the corporate training, educational and e-commerce applications of ImOn.comTV.

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

    In April 2001, the Company entered into a letter of intent with Gallagher
     Research Corporation, a publicly-held Nevada corporation ("GRC") to exchange shares between the Company and GRC. Pursuant to the terms of the proposed agreement, the Company is to sell GRC all of the outstanding shares of WWDI common stock it owns, and in exchange, GRC is to issue an aggregate of 20,000,000 shares of GRC common stock to the Company and certain of its officers and directors. Immediately following this transaction, GRC is to have 24,768,000 shares of issued and outstanding common stock, and the Company is to hold 19,080,000 shares, or 77%, of the issued and outstanding shares of GRC common stock.

    In April 2001, WDDI also entered into a letter of intent with Gulfstream
     Financial Partners, LLC ("Gulfstream") to proceed with a series of proposed investment transactions. Pursuant to the terms of this letter of intent, Gulfstream, or Gulfstream and other investors, will invest cash in WDDI in two phases, which are subject to the successful completion of certain events by the Company.

    The first phase is to consist of an initial investment of up to $500,000 in exchange for rights to purchase up to 20% of the common stock of WDDI. Through April 2001, a total of $260,000 has been received from investors by the Company, on behalf of WDDI. The Company received proceeds of $100,000 in March 2001, for which it entered into a 9% promissory note, due on demand. In exchange for proceeds of $30,000 (received by the Company in April 2001), WDDI entered into a 15% promissory note, due on demand, no later than May 13, 2001. Additional advances of $130,000, received in April 2001 by the Company on behalf of WDDI, are not evidenced by promissory notes.

    Under the proposed second phase, upon the successful completion of a merger of WDDI and GRC, terms of an additional financing are to be negotiated. In consideration for arranging the proposed financing agreement, Gulfstream is to be issued three-year warrants to purchase common stock of WDDI at $.10 per share, equal to 9.9% of WDDI on a fully diluted basis, subject to registration rights.

In January 2001, Imaginon management and directors evaluated the assets and direction of the Company, seeking to optimize the use of resources. The goal of the Company remains unchanged: to create a profitable business based on Imaginon's proprietary software technology. However, the strategy for reaching this goal is substantially changed.

Imaginon management and directors' analysis of the results of the year 2000 marketing and sales efforts concluded that the ImOn.comTV product offering itself was too complex, too expensive, too difficult to deploy, and outside the mainstream market for Internet and intranet software products. Consequently, a new strategy was devised to achieve entry into the mainstream of Internet and intranet software. Imaginon's year 2001 strategy includes simplifying the product offering, integrating closely with Microsoft's software systems, and unbundling Imaginon's core technology from hardware, media content and Internet hosting services.

The revamped, simplified version of ImOn.comTV is now "ImaginVideo for Windows 2000 Server." As the name implies, this product is a software application for Microsoft's server operating system. As such, bundling of Imaginon software with hardware is unnecessary, so Imaginon is not selling software and hardware as turnkey systems. The close integration of Imaginon software with Microsoft's systems has earned Imaginon "Microsoft Gold Certified Partner" status, as well as "Certified for Windows 2000 Server" approval. With these certifications, Imaginon qualifies for a wide range of co-marketing opportunities with Microsoft.

ImaginVideo for Windows 2000 Server is accompanied by ImaginAuthor for Windows 2000, an intuitive authoring tool for interactive streaming video. This tool makes it easy for any corporate training department or educator to create content for ImaginVideo, without relying on Imaginon content production and support. As a result, Imaginon no longer needs a video production and editing department.

Since most Windows 2000 servers are hosted by their owners, or large service companies, Imaginon no longer needs to offer hosting or Internet service provisioning to sell its ImaginVideo software. The INOW subsidiary of Imaginon was sold in May 2001, which will result in a reduction of operating losses for Imaginon.

Going forward, Imaginon will market ImaginVideo for Windows 2000 Server, and seek to license its technology to other companies. The first substantial technology license sale is anticipated to be to Wireless Web Data, Inc., a subsidiary of Imaginon that is in the process of being sold to Gallagher Research Corporation.

ImaginVideo, WebZinger, ImaginAuthor and sellONstream are trademarks of ImaginOn and are protected under U.S. patents.

COMPETITION

In the Internet Service industry segment, Imaginon competes with numerous companies, large and small, that offer similar services. Imaginon's competitive advantage in this area is derived from its proprietary technology that implements interactive video and media-intensive data mining.

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

Numerous companies, offer some portion of the services or capabilities of ImaginVideo, but there are no other single vendor integrated solutions. Imaginon's competitive advantage in this field is derived from the Company's unique proprietary technology that integrates interactive video playback with media-intensive data mining. Imaginon anticipates that revenues will be generated by license agreements for its technology and sales of its software.

New products created with Imaginon technology are characterized by seamless real-time access to video, audio, graphics, text, HTML and 3D objects from multiple remote or local databases. Imaginon will license tool sets to businesses for building e-commerce, data mining, interactive entertainment and training applications.

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes.

The following table sets forth certain consolidated operating results of the Company for the periods as indicated below.

                                            Three Months    Ended March 31,
                                                    2001               2000
                                            ------------    ---------------
Net revenues                                 $   109,132        $    76,912
Cost of revenues                                  90,680             51,313
Gross profit                                      18,452             25,599
Research and development                         293,325            272,821
Sales and marketing                              140,307            919,476
General administrative                           574,414            921,977
Net Loss                                      (1,486,613)        (2,029,341)
Net Loss applicable to common shareholders    (1,561,635)        (2,266,008)

NET REVENUES

Consolidated net revenues increased to $109,132 for the three months ended March 31, 2001 compared to $76,912 for the three months ended March 31, 2000. Of this increase in first quarter 2001, $107,526 was contributed by the INOW subsidiary, through ISP revenues and sales of wireless networking products, $1,429 was from IDP for customer website maintenance, renewals, and related services, and the remainder was from Imaginon's CD software products, WebZinger and WorldCities 2000.

COST OF REVENUES

Consolidated cost of revenues was $90,680 ended March 31, 2001 compared to $51,313 ended March 31, 2000. The majority of these costs were incurred by the INOW subsidiary. The increase in costs is from bandwidth usage, online communications, hardware servers, website maintenance and services, host computer and network equipment costs, providing customer technical support and wireless networking products.

GROSS PROFIT

Consolidated gross profit decreased to $18,452 for the three months ended March 31, 2001 compared to $25,599 for the three months March 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures for the three months ended March 31, 2001, increased to $293,325, compared to $272,821 for the three months ended March 31, 2000. During the first quarter 2001, 57% was comprised of regular employee payroll for engineers and video production employees, 30% for the development of the ImaginVideo/ImaginAuthor and Vizario products, and 13% for purchases of computer equipment, office supplies, rent, utilities and communications services. During the first quarter 2000, nearly 81% was from payroll (which includes employer taxes and expenses of stock grants) for engineers and video production employees, 8% was for the development of the ImaginVideo product, 8% was for computer equipment, computer supplies, rent, utilities, communications, and 3% was for the voice over recording for the WebZinger product.

SALES AND MARKETING EXPENSES

For the three months ended March 31, 2001, sales and marketing expenses decreased to $140,307 compared to $919,476 for the three months ended March 31, 2000. Sales and marketing efforts were significantly reduced in the first quarter of 2001, as management evaluated the direction of the Company and where to focus its resources. During the first quarter 2001, nearly 34% was attributable to the marketing, advertising, sales promotions & materials, trade shows & presentations, and public relations of Imaginon's products, 53% was for employee payroll (which includes employer taxes) and consultants, and the remaining 15% was for general office supplies, rent, utilities, communications and computer equipment, travel and accommodations.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2001, expenses decreased to $574,414 compared to $921,977 in the three months ended March 31, 2000. Out of this total in the first quarter 2001, nearly 22% was for professional legal and accounting audit fees incurred for SEC filings, corporate reporting, costs for lawsuit proceedings, and preparation of the 10KSB filing, 34% was for employee payroll (which includes employer taxes), 25% represented goodwill amortization related to the 1999 acquisition of INOW, and 19% was for rent, utilities, communications, computer equipment and supplies, general office supplies, furniture, depreciation, bad debts, public relations and business wires, travel and accommodations, and for general liability and directors' and officers' insurance.

OTHER OPERATING EXPENSES

During the three months ended March 31, 2001, there was an impairment charge of $498,266 recorded on the intangible assets related to the INOW acquisition. The impairment charge was recorded in conjunction with a decision by management to abandon further efforts in developing and marketing INOW products and services and the subsequent sale of the INOW subsidiary in May 2001.

OTHER INCOME (EXPENSE)

Net interest income of $1,617 was earned in the first quarter 2001, as compared to $59,095 of net interest earned in first quarter 2000 from money market and CD deposits primarily from the private placement.

LIQUIDITY AND CAPITAL RESOURCES

On December 30, 1999, the Company issued 1,873,360 shares of common stock, and warrants to purchase an additional 749,344 shares of common stock, for a total of $5,000,000. The Company received $3,000,000 on December 30, 1999, and received the remaining $2,000,000 on January 3, 2000. In connection with this transaction, the Company incurred $280,000 of issuance costs which were paid in January 2000.

In January 2000, the Company issued 374,672 shares of common stock and warrants to purchase an additional 149,869 shares of common stock for a total of $1,000,000. In connection with this transaction, the Company incurred issuance costs of $50,000.

In September 2000, the Company signed a non-binding letter of intent with third-party investors for a multi-stage, $12 million equity financing, in which the Company agreed to issue up to $3 million of Series G, 8% cumulative convertible preferred stock (the "Series G Preferred Stock") and up to $9 million of the Company's common stock.

The Series G Preferred Stock has a par value of $0.01 per share, a stated value of $100,000 per share, and is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share (Note 12). The Series G Preferred Stock is convertible, at any time, for five years from the issue date. Shares of Series G Preferred Stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually.

The Series G Preferred Stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series G Preferred Stock within 120 days of the issue date. The Series G Preferred Stock also has a liquidation preference equal to stated value of the Series G Preferred Stock.

In October 2000, the Company issued 15 shares of Series G Preferred Stock for $1.2 million cash (net of $100,000 of offering costs and in satisfaction of a $200,000 payable to the investor). The Company also issued 7 shares of Series G Preferred Stock valued at $700,000 to another investor in exchange for $233,000 cash and in satisfaction of a $467,000 payable (Note 10).

In February 2001, the Company issued 1.5 shares of Series G Preferred Stock for $150,000 cash. Also in February 2001, Series G Preferred Stockholders converted 10 shares of Series G Preferred stock into 10,266,110 common shares of the Company. Because of the redemption features of the Series G Preferred Stock, the Company has not included the Series G Preferred shares in shareholders' equity (deficit).

In March 2001, the Company borrowed $100,000 from an individual, at an interest rate of 9%, with principal and interest payable upon demand by the lender at any time.

At March 31, 2001, Imaginon's cash and working capital had decreased to $13,209 and a deficit of $548,914 respectively, as compared to $3,616,045 and $2,806,502, respectively on March 31, 2000. This decrease in cash and working capital was primarily related to the use of cash in meeting the operating expenditures for the three primary categories of General and Administrative, Sales and Marketing, and Research and Development.

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

None

Item 2.    Changes in Securities and Use of Proceeds

Changes in Securities

     On February 21, 2001 the Company issued 822,048 shares of its common stock to Resonance Limited upon conversion of .8 shares of the Company's Series G Preferred Stock at the conversion price of $0.10 per share. The Company placed appropriate restrictive legends and stop transfer instructions with its transfer agent regarding the restricted nature of the common stock. The Series G Preferred Stock was originally issued on October 19, 2000. Under the terms of the Series G Preferred Stock, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the conversion; (ii) the conversion right is only available to holders of the Series G Preferred Stock;
(iii) no additional consideration was paid to the Company by the holders of the Series G Preferred Stock to complete the conversion, nor were the terms of the Series G Preferred Stock modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

     On February 21, 2001 the Company issued 4,315,730 shares of its common stock to Bess Holdings Limited upon conversion of 4.2 shares of the Company's Series G Preferred Stock at the conversion price of $0.10 per share. The Company placed appropriate restrictive legends and stop transfer instructions with its transfer agent regarding the restricted nature of the common stock.
The Series G Preferred Stock was originally issued on October 19, 2000. Under the terms of the Series G Preferred Stock, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act of the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series G Preferred Stock and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series G Preferred Stock; (iii) no additional consideration was paid to the Company by the holders of the Series G Preferred Stock to complete the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

     On February 26, 2001 the Company issued 3,588,669 shares of its common stock to Gage, LLC upon conversion of 3.5 shares of the Company's Series G Preferred Sock at the conversion price of $0.10 per share. The Company placed appropriate restrictive legends and stop transfer instructions with its transfer agent regarding the restricted nature of the common stock. The Series G Preferred Stock was originally issued on October 30, 2000. Under the terms of the Series G Preferred Stock, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series G Preferred Stock and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series G Preferred Stock; (iii) no additional consideration was paid to the Company by the holders of the Series G Preferred Stock to complete the conversion, nor were the terms of the Series G Preferred Stock modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

     On March 2, 2001 the Company issued 1,539,663 shares of its common stock to Gage, LLC upon conversion of 1.5 of shares of the Company's Series G Preferred Stock at the conversion price of $0.10 per share. The Company placed appropriate restrictive legends and stop transfer instructions with its transfer agent regarding the restricted nature of the common stock. The Series G Preferred Stock was issued on October 30, 2000. Under the terms of the Series G Preferred Stock, conversion does not require the payment of any consideration. The Company relied upon the exemption provided under Section 3(a)(9) of the Securities Act for the issuance of the common stock upon conversion, based upon the following factors: (i) the Company was the issuer of the Series G Preferred Stock and the common stock issued upon conversion; (ii) the conversion right is only available to holders of the Series G Preferred Stock; (iii) no additional consideration was paid to the Company by the holders of the Series G Preferred Stock to complete the conversion, nor were the terms of the Series G Preferred Stock modified to provide for the conversion; and (iv) no commission or other remuneration was paid in connection with the conversion.

     On April 25, 2001, the Company issued 1 share of Series G Preferred Stock to Resonance Limited pursuant to a purchase agreement effective February 20, 2001 for $100,000 in cash. The Company relied upon the exemptions from registration provided by Sections 4(6) and 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Resonance Limited in the purchase agreement that it is an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the Series G Preferred Stock was a "restricted security" as that term is defined under Rule 144 promulgated under the Securities Act, and that a restrictive legend was placed on the certificate; (vi) written representations by Resonance Limited to the Company that it would comply with the manner of sale provisions described in the purchase agreement and registration rights agreement covering its resale of the securities; and (vii) prior to completion of the transaction, Resonance Limited was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

     On April 25, 2001, the Company issued .5 shares of Series G Preferred Stock to Gage LLC pursuant to a purchase agreement effective February 22, 2001 for $50,000 in cash. The Company relied upon the exemptions from registration provided by Sections 4(6) and 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations provided by Gage LLC in the purchase agreement that it is an accredited investor; (ii) that no general solicitation of the securities was made by the Company; (iii) the Series G Preferred Stock was a "restricted security" as that term is defined under Rule 144 promulgated under the Securities Act, and that a restrictive legend was placed on the certificate; (iv) written representations by Gage LLC to the Company that it would comply with the manner of sale provisions described in the purchase agreement and registration rights agreement covering its resale of the securities; and (vii) prior to completion of the transaction, Gage LLC was provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations. The Company did not pay any fees or commissions to third parties with respect to this transaction.

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

3(i).4 Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 3, 2000. (Incorporated by reference to Exhibit 4.2 of the Registrant's September 30, 2000 10-
          QSB).

3(i).5 Amended certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 16, 2000. (Incorporated by reference to Exhibit 4.3 of the Registrant's September 30, 2000 10-
          QSB).

3(i).6 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000 (Incorporated by reference to Exhibit 4.4 of the Registrant's September 30, 2000 10-
          QSB).

3(i).7 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000. (Incorporated by reference to Exhibit 4.4 of the Registrant's September 30, 2000 10-
          QSB).

3(ii)     Bylaws as currently in effect. (Incorporated by reference to Exhibit
          3.2 to the 1994 Registration Statement.)

4.1 Specimen of Common Stock certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1994 Registration Statement, filed with the SEC on December 22, 1994 ("1994 Amendment #4).)

10.1 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, Registration #333-88729, as filed with the SEC on October 8, 1999).

10.2(a) Form of Purchase Agreement dated December, 1999 by and among the Registrant and investors in $6 million private placement. (Incorporated by reference to Exhibit 10.23(a) of Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the SEC on March 15, 2000 (the "December 31, 1999 10-KSB")).

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

10.4 Form of Purchase Agreement date October 2000 by and among the Registrant and the Series G Preferred investors. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

10.5 Form of Registration Rights Agreement dated October, 2000 by and among the Registrant and the Series G Preferred investors. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

11.1     Computation of Net Income (Loss) Per Share

Reports on Form 8-K

(b)      Report on Form 8-K filed February 28, 2001 for Item 5. Other Events and
         Item 7. Exhibits Index

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on May 18, 2001.

                                    IMAGINON, INC.


                                      By:/s/ David M. Schwartz
                                         ----------------------
                                      David M. Schwartz,
                                      Chairman, Chief Executive Officer
                                      and President



      SIGNATURES                          TITLE                      DATE
      ----------                          -----                      ----

/s/ David M. Schwartz           Chief Executive Officer         May 18, 2001
---------------------                 And Director
David M. Schwartz

______________________          Chief Financial Officer         May 18, 2001
/s/ James A. Newcomb                   and Director
James A. Newcomb