Form 10QSB
period 2001-06-30
IMAGINON INC /DE/
filed 2001-08-20
CIK 899444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


                                  (Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

        For the transition period from ______________ to ______________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 66,947,943 common shares, par value $.01 per share, outstanding at August 15, 2001.

Transitional Small Business Disclosure Format (Check One) YES ___ NO  X
                                                                     ---

                        IMAGINON, INC. AND SUBSIDIARIES


                                     Index
                                     -----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Independent Accountants' Report

              Condensed Consolidated Balance Sheet - June 30, 2001

              Condensed Consolidated Statements of Operations - Three and Six
               Months Ended June 30, 2001 and 2000

              Condensed Consolidated Statement of Shareholders' Deficit - Six
               Months Ended June 30, 2001

              Condensed Consolidated Statements of Cash Flows - Six Months Ended
               June 30, 2001 and 2000

              Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis

PART II. - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

                        INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
ImaginOn, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of ImaginOn, Inc. and subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, the condensed consolidated statement of shareholders' deficit for the six months ended June 30, 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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



GELFOND HOCHSTADT PANGBURN, P.C.


Denver, Colorado
August 17, 2001

                        IMAGINON, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                                 June 30, 2001
                                  (Unaudited)

                                                          Assets

Current assets
 Cash                                                                                                        $     26,346
 Accounts receivable, less allowance for doubtful accounts of $9,500                                               74,853
 Inventories                                                                                                       27,141
 Prepaid expenses                                                                                                  20,504
                                                                                                             ------------
     Total current assets                                                                                         148,844
                                                                                                             ------------

Other receivable                                                                                                   19,922
Furniture and equipment, net of accumulated depreciation of  $226,451                                             190,342
Other assets                                                                                                       49,831
                                                                                                             ------------
                                                                                                                  260,095
                                                                                                             ------------

                                                                                                             $    408,939
                                                                                                             ============
                                         Liabilities and Shareholders' Deficit
Current liabilities
 Accounts payable                                                                                            $    572,058
 Accrued expenses                                                                                                  89,357
 Deposits                                                                                                           2,500
 Notes and advances payable                                                                                       707,000
                                                                                                             ------------
     Total liabilities (all current)                                                                            1,370,915
                                                                                                             ------------

Commitments and contingencies

Mandatory redeemable Series G, 8% convertible preferred stock; 13.1                                             1,391,580
 shares issued and outstanding; liquidation preference $1,391,580
Common stock issued upon conversion of Series G preferred stock;                                                1,074,826
 12,846,660 shares subject to redemption                                                                     ------------
                                                                                                                2,466,406
                                                                                                             ------------
Shareholders' deficit
 Preferred stock, $0.01 par value; authorized 5,000,000 shares; 13.1                                                    -
  shares issued and outstanding
 Common stock, $0.01 par value; authorized 100,000,000 shares;                                                    669,479
  66,947,943 shares issued and outstanding
 Warrants and options                                                                                           1,720,479
 Capital in excess of par                                                                                      14,578,970
 Accumulated deficit                                                                                          (20,397,310)
                                                                                                             ------------
     Total shareholders' deficit                                                                               (3,428,382)
                                                                                                             ------------

                                                                                                             $    408,939
                                                                                                             ============

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                     -----------------------------  ---------------------------
                                                          2001            2000           2001           2000
                                                     -------------  --------------  -------------  -------------
Revenues                                              $       815     $    79,158    $     2,421    $    92,173

Cost of revenues                                              253          13,053            573         22,089
                                                      -----------     -----------    -----------    -----------
Gross profit                                                  562          66,105          1,848         70,084
                                                      -----------     -----------    -----------    -----------

Operating expenses
 Research and development                                 196,147         298,235        481,222        563,728
 Sales and marketing                                      168,482         917,361        282,877      1,836,622
 General and administrative                               405,118       1,118,239        934,801      1,966,326
 Impairment of intangible assets                                                         498,266
                                                      -----------     -----------    -----------    -----------
                                                          769,747       2,333,835      2,197,166      4,366,676
                                                      -----------     -----------    -----------    -----------
Loss from operations                                     (769,185)     (2,267,730)    (2,195,318)    (4,296,592)
                                                      -----------     -----------    -----------    -----------

Other income (expense)
 Interest, net                                            (58,337)         46,822        (57,090)       106,956
 Other                                                                        800
                                                      -----------     -----------    -----------    -----------
                                                          (58,337)         47,622        (57,090)       106,956
                                                      -----------     -----------    -----------    -----------

Loss from continuing operations                          (827,522)     (2,220,108)    (2,252,408)    (4,189,636)
                                                      -----------     -----------    -----------    -----------

Discontinued operations
 Loss from operations of INOW                             (22,858)        (51,704)       (84,585)      (111,517)
 Loss on disposal of INOW                                  (6,040)                        (6,040)
                                                      -----------     -----------    -----------    -----------
                                                          (28,898)        (51,704)       (90,625)      (111,517)
                                                      -----------     -----------    -----------    -----------

Net loss                                                 (856,420)     (2,271,812)    (2,343,033)    (4,301,153)

 Series F preferred stock dividend                                                                      (36,667)
 Series F redemption premium                                                                           (200,000)
 Amortization of discount on preferred stock              (65,000)                      (102,000)
 Series G preferred stock dividend                        (25,600)                       (63,122)
                                                      -----------     -----------    -----------    -----------
     Net loss applicable to common shareholders       $  (947,020)    $(2,271,812)   $(2,508,155)   $(4,537,820)
                                                      ===========     ===========    ===========    ===========

Basic and diluted loss per common share
 from continuing operations                           $      (.01)    $      (.05)   $      (.04)   $      (.10)


Basic and diluted loss per common share
 from discontinued operations                         $         *     $         *    $         *    $         *
                                                      -----------     -----------    -----------    -----------

Basic and diluted loss per common share               $      (.01)    $      (.05)   $      (.04)   $      (.10)
                                                      ===========     ===========    ===========    ===========

Weighted average number of common shares
 outstanding                                           64,726,365      44,653,018     60,594,070     44,598,888
                                                      ===========     ===========    ===========    ===========

* LESS THAN ($.01) PER SHARE.

           See notes to condensed consolidated financial statements.

                       IMAGINON, INC., AND SUBSIDIARIES

           Condensed Consolidated Statement of Shareholders' Deficit
                        Six Months Ended June 30, 2001
                                  (Unaudited)

                                                                                     Capital in                         Total
                                            Common Stock           Warrants and        Excess                        Shareholders'
                                       --------------------------
                                         Shares        Amount        Options            of Par            Deficit       Deficit
                                       -----------   ------------  -------------     ------------   -------------    -------------
Balances, January 1, 2001               52,434,617      $524,346     $1,720,479       $14,680,003    $(18,054,277)   $(1,129,449)

Issuance of common stock                 1,666,666        16,666                           27,434                         44,100


Conversion of Series G preferred
 stock to common stock                  12,846,660       128,467                         (128,467)

Net loss                                                                                              (2,343,033)     (2,343,033)
                                        ----------      --------     ----------       -----------   ------------     -----------

Balances, June 30, 2001                 66,947,943      $669,479     $1,720,479       $14,578,970   $(20,397,310)    $(3,428,382)
                                        ==========      ========     ==========       ===========   ============     ===========




           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements Of Cash Flows
                    Six Months Ended June 30, 2001 And 2000
                                  (Unaudited)

                                                                                        2001           2000
                                                                                     -----------    -----------
Cash flows from operating activities:
 Net loss                                                                            $(2,343,033)   $(4,301,153)
                                                                                     -----------    -----------
 Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
  Loss from discontinued operations                                                       90,625        111,517
  Depreciation and amortization                                                          194,369        494,719
  Provision for losses on accounts receivable                                                            19,400
  Impairment of intangible assets                                                        498,266
  Loss on disposal of assets
  Expense incurred upon issuance of common stock                                                         70,089
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                             9,943        (50,504)
    Decrease (increase) in inventories                                                       190        (10,493)
    Decrease (increase) in prepaid expenses                                               (5,406)      (137,436)
    Decrease in other assets
    Increase in accounts payable                                                         164,775         23,875
    Increase in accrued expenses                                                          20,712
    Decrease in deposits                                                                  (8,000)
                                                                                     -----------    -----------
    Total adjustments                                                                    965,474        521,187
                                                                                     -----------    -----------
     Net cash used in operating activities                                            (1,377,559)    (3,779,966)
       of continuing operations                                                      -----------    -----------


Cash flows from investing activities:
 Capital expenditures                                                                                  (114,406)
 Proceeds on disposal of assets                                                           25,000
                                                                                     -----------    -----------
     Net cash provided by (used in) investing activities                                  25,000       (114,406)
       of continuing operations                                                      -----------    -----------


Cash flows from financing activities:
 Proceeds from note payable and advances                                                 819,000        300,000
 Payments on notes payable and advances                                                 (112,000)
 Dividends on Series F preferred stock                                                               (2,200,000)
 Redemption of Series F preferred stock                                                                (194,000)
 Proceeds from issuance of Series G preferred stock                                      315,900
 Proceeds from collection of receivable from sale of common stock                                     2,000,000
 Proceeds from issuance of common stock and warrants, net                                 44,100        957,451
                                                                                     -----------    -----------
     Net cash provided by financing activities                                         1,067,000        863,451
       of continuing operations                                                      -----------    -----------


     Net cash used in discontinued operations                                           (134,902)      (231,704)
                                                                                     -----------    -----------

Net decrease in cash                                                                    (470,461)    (2,799,217)

Cash, beginning                                                                          496,807      4,959,694
                                                                                     -----------    -----------

Cash, ending                                                                         $    26,346    $ 2,160,477
                                                                                     ===========    ===========

           See notes to condensed consolidated financial statements.

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)


1.  Interim Financial Statements
--------------------------------

The interim financial statements have been prepared by Imaginon, Inc. (the "Company"), and in the opinion of management, reflect all adjustments which are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods presented. Those adjustments consist only of normal and recurring adjustments except for those described below.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the Company's opinion that, when the interim financial statements are read in conjunction with the December 31, 2000 Annual Report on Form 10-KSB, the Company's disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of Imaginon, Inc., and its wholly-owned subsidiaries, Imaginon Digital Productions, Inc. ("IDP"), and Imaginon Network Specialists, Inc. ("INOW") through the date of disposition of INOW (Note 5), as well as its majority-owned subsidiary, Vizario, Inc. (formerly known as Wireless Web Data, Inc. ("WWDI") (Note 2). Intercompany transactions have been eliminated in consolidation.

Going Concern and Management's Plans
------------------------------------

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,343,033 for the six months ended June 30, 2001, the Company has an accumulated deficit of $20,397,310 as of June 30, 2001, and the Company is subject to certain contingencies at June 30, 2001. The Company has not recognized any substantial revenues from its broadband Internet television systems and expects to incur continued cash outflows, which are expected to result in a working capital deficiency within the next year. As a result, the Company may experience difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

1.  Basis of presentation (continued)
-------------------------------------

To address its current cash flow concerns, the Company is in discussions with potential investors attempting to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock and/or through the issuance of debt (Notes 4 and 7). Currently, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the Company. The Company continues to develop, market and license its products, which may provide additional funds to address the Company's capital requirements.

2.  WWDI transactions
---------------------

On May 24, 2001, pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"), WWDI, a wholly owned subsidiary of the Company, completed a merger with Vizario, Inc. ("Vizario"), a publicly-held Nevada corporation previously known as Gallagher Research Corporation. WWDI, a development stage company, was formed as a Delaware corporation on July 17, 2000 by the Company for the purpose of continuing development and commercialization of internet and intranet database processing software for wireless applications. Immediately prior to the merger, Vizario had no operations and no significant assets, and its plan of operation was to seek and acquire an operating business by entering into a business combination. The Agreement provided for the sale to Vizario of all the issued and outstanding capital stock of WWDI in exchange for Vizario's issuance of 20,000,000 of its authorized but unissued common stock to the Company. Vizario acquired ownership of all 6,000,000 issued and outstanding capital shares of WWDI, and as a result, WWDI became a wholly owned subsidiary of Vizario. The Company, as the sole shareholder of WWDI, became the holder of 20,000,000 shares, out of 24,768,000 shares issued, or 80.7% of the issued and outstanding common stock of Vizario. Subsequently, 920,000 shares of the 20,000,000 shares were then transferred to officers and directors of the Company, reducing the Company's ownership percentage to 77%.

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

3.  Intangible assets:
----------------------

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

4.  Notes and Advances Payable
------------------------------

On March 15, 2001, the Company borrowed $100,000 under a note payable to an individual. Interest on the note is charged at 9%, with principal and interest payable upon demand by the lender. During the three months ended June 30, 2001, the Company borrowed an additional $46,000 under notes payable, with interest charged at 15%. The principal of $46,000, plus accrued interest of $532, was repaid by June 30, 2001.

During the three months ended June 30, 2001, the Company received advances of $673,000 from investors. These advances are unsecured and non-interest bearing. The Company repaid $66,000, leaving a balance of $607,000 as of June 30, 2001.

In July and August, 2001, the Company borrowed an additional $105,000 under notes payable, with interest charged at 15%, and received additional advances of $33,000, which are unsecured and non-interest bearing.

5.  Discontinued operations
---------------------------

In April 2001, the Company made a decision to abandon further efforts in developing and marketing INOW products and services and in May 2001, the Company entered into an agreement to sell its INOW subsidiary, which was the sole business in the Internet service provider segment. Accordingly, INOW is reported as a discontinued operation in the statements of operations. Based on the terms of the sale, March 31, 2001 the Company concluded that an impairment charge of $498,266 was necessary during the quarter ended March 31, 2001. to write off the carrying amount of goodwill related to the Company's acquisition of INOW, which was recorded in May 2001, the Company sold all of its investment in INOW for $25,000.

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

6.  Commitments and Contingencies
---------------------------------

Leases
------

The Company leases office space under various non-cancelable operating lease agreements expiring at various dates through 2007. Certain lease agreements provide for annual incremental rent increases.

Litigation
----------

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

7.  Redeemable Series G Preferred Stock and Common Stock Issued Upon Conversion
-------------------------------------------------------------------------------
    of Series G Preferred Stock
    ---------------------------

At December 31, 2000, the Company had 22 shares of Series G preferred stock issued and outstanding. The Series G preferred stock has a par value of $0.01 per share, a stated value of $100,000 per share, and a liquidation preference equal to the stated value plus unpaid dividends. During the six months ended June 30, 2001, the Company issued an additional .6 share of Series G preferred stock along with 1,666,666 shares of common stock for total proceeds of $60,000. Out of the total $60,000 proceeds, $15,900 was allocated to preferred stock and $44,100 was allocated to common stock. In addition, 3 shares of Series G preferred stock was issued for $300,000. During the six months ended June 30, 2001, the Company converted 12.5 shares of Series G preferred stock for a total of 12,846,660 shares of the Company's common stock.

The Series G preferred stock is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share. The Series G preferred stock is convertible, at any time, for five years from the issue date. Shares of Series G preferred stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually. Dividends not paid when due are subject to an 18% late fee, payable in cash. Cumulative dividends through June 30, 2001, are $8,580.

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

7.  Redeemable Series G Preferred Stock and Common Stock Issued Upon Conversion
-------------------------------------------------------------------------------
    of Series G Preferred Stock (continued)
    ---------------------------------------

The conversion feature was "in the money" at the date of issue (a "beneficial conversion feature"). The Company allocated $102,500 of the proceeds, equal to the intrinsic value of the beneficial conversion feature, to capital in excess of par during the six months ended June 30, 2001, and allocated the entire portion to the Series G preferred stock.

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

The Series G preferred stock is also subject to a mandatory redemption provision upon the triggering of certain events, as defined, the majority of which were satisfied in connection with a registration of common shares underlying the Series G preferred stock in February 2001. In addition, in connection with the private placement of the Series G preferred stock in October 2000, the Company paid $75,000 to an entity, which was not registered as a broker-dealer; however, it may have been required to be registered as a broker-dealer in connection with the Series G preferred stock transaction. If the entity acted as a broker-dealer in connection with the private placement, it would have been required to be registered with the Securities Exchange Act (the "Act") unless it was exempt from the broker-dealer registration requirements under the Act.

If the entity was not properly exempt from the broker-dealer registration requirements, various parties could potentially assert claims, including perhaps the following: the investors could assert claims for rescission of their investment in the Company; and the Company, or its shareholders, could have a claim against the entity for rescission of the $75,000 payment. In response to a possible rescission by the investors, the Company believes it has defenses and other legal rights, and would vigorously defend itself in such an action.

As a result of this contingency and other redemption features of the Series G preferred stock, the Company has not included the Series G preferred stock or the 12,846,660 shares of common stock issued during the six months ended June 30, 2001 upon the conversion of 12.5 shares of Series G preferred stock in shareholders' equity (deficit).

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

8.  Subsidiary equity transactions
----------------------------------

In June 2001, Vizario granted options to purchase up to 720,000 shares of Vizario common stock at $.10 per share to certain employees of the Company. These options vest over a one-year period.

In July 2001, Vizario issued 100,000 shares of its common stock in exchange for consulting services valued at $75,000.

9.  Shareholders' equity (deficit)
----------------------------------

Options
-------

In May 2001, the Company granted options to purchase up to 800,000 shares of the Company's common stock to employees and an officer of the Company. The options vest over a one-year period and expire in December 2009. The options' exercise price is $.10 per share, which is based on the market price of the Company's common stock on the date of the grant.

                        IMAGINON, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                    Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

8.  Business Segment Information
--------------------------------

As of, and during the periods ended, June 30, 2001 and June 30, 2000, segment results from continuing operations were as follows:

                                       Three Months Ended June 30,        Six Months Ended June 30,
                                   ----------------------------------  --------------------------------
                                        2001               2000            2001               2000
                                   ----------------  ----------------  --------------  ----------------
Computer software products
 ImaginOn.com
  Revenues                            $      445        $    77,165    $       542        $    79,454
  Segment loss                          (552,323)        (2,201,600)    (1,915,074)        (4,147,224)
     Total assets                        393,406          4,076,089        393,406          4,076,089

 IDP
  Revenues                                    24              1,993          1,453             12,719
  Segment loss                           (10,767)           (15,953)       (24,745)           (37,807)
     Total assets                          8,359             36,506          8,359             36,506

Internet wireless applications
 Vizario
  Revenues                                   346                               426
  Segment loss                          (264,432)                         (312,589)
     Total assets                          7,174                             7,174

Corporate
 Segment income (loss)                         -             (2,555)             -             (4,605)
     Total assets                         19,922            113,500         19,922            113,500

Net loss all segments and
corporate from continuing
operations                            $ (827,522)       $(2,220,108)   $(2,252,408)       $(4,189,636)

There are no differences in the basis of segmentation or in the basis of measurement of segment loss from the Company's last annual report.

                        IMAGINON, INC. AND SUBSIDIARIES

             PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


FORWARD-LOOKING STATEMENTS

This report may contain certain "Forward-Looking Statements" as such term is defined in the private securities litigation reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represents Imaginon, Inc. expectations or beliefs, including but not limited to, statements concerning Imaginon, Inc. operations, economic performance, financial condition, growth and acquisition strategies, investments, and operational plans. For this purpose, any statements contained from here on that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might" or "continue" or the negative or other variations or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond Imaginon's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, volatility of stock price and any other factors discussed in this and other Imaginon, Inc. filings with the Securities and Exchange Commission.

OVERVIEW

The independent auditors' report on the Company's consolidated financial statements as of December 31, 2000, and for each of the years in the two-year period ended December 31, 2000 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

On January 20, 1999 Imaginon, Inc., formerly known as California Pro Sports, Inc. (the "Company" or "Imaginon"), through Imaginon Acquisition Corp., a wholly owned subsidiary of Imaginon, completed a merger with ImaginOn.com of San Carlos, California. Imaginon is a publicly held company with common stock currently trading on the Over the Counter Bulletin Board under the symbol "IMON". Imaginon has three operating units.

Imaginon designs, manufactures and sells: (i) consumer software products for the CD/DVD-ROM market and (ii) a research tool for Internet users. Imaginon's proprietary technology, called "Transformational Database Processing and Playback" ("TDPP"), enables the creation of new business and consumer products that provide user-friendly and entertaining access to multimedia databases. Imaginon's founders were granted a U.S. patent on May 18, 1999 for its "TDPP" technology. The Company has brought its first three products, WebZinger, WorldCities 2000 and sellONstream, to market. These products are trademarked and are protected under two U. S. Patents issued to the founders of Imaginon, which they have assigned to the Company. As of June 30, 2001, Imaginon has 9 full time employees plus 6 consultants, compared to 30 full time employees and 6 consultants at June 30, 2000.

Beginning January 2000, Imaginon focused upon its information technology and developing and marketing broadband Internet television systems to businesses and institutions. Imaginon's Internet television system, Imon.comTV, now upgraded and renamed "ImaginVideo", a software system and licensed turnkey package that enables any Website to present interactive television within a standard browser window on any suitably connected computer. The ImaginVideo interactive virtual console offers its users video on demand, video that branches under user command, automated Web searching, and many additional features that can be customized for each licensee.

During the third quarter 2000, in order to initiate a presence of Imaginon's ImaginVideo interactive Internet television to multiple markets, the Company began new installations of this product to a broad range of clients. While some clients were charged at the full list price of the ImaginVideo stations, others were charged at less than full-list price. Some of these sales were made for strategic key marketing positions rather than for income. The Company's clientele is made up of magazine publishers, colleges, communication companies and sports franchises. ImaginVideo offers a complete turnkey product that turns any existing Website into an interactive TV station on the broadband Internet. Imaginon implemented a seven-channel sales and marketing strategy targeting broadcast, education, e-commerce, publishing, corporate training, telemedicine, and adult entertainment.

Also in the third quarter 2000, Imaginon aggressively marketed and presented its Interactive Internet Television, ImaginVideo, also referred to as a "television station in a box" at conferences such as Syllabus 2000, one of the education industry's largest gathering of teachers, administrators, and consultants in San Jose, California. The Company also attended the European Market Debut at IBC 2000, Europe's single largest broadcasters' conference in Amsterdam, and introduced ImOn.comTV to a pan-European audience and began building a network of distributors in the major markets. Imaginon, served as a Silver Sponsor of the year 2000 Intel Developer Forums where Imaginon demonstrated the corporate training, educational and e-commerce applications of ImaginVideo.

In July 2000, Imaginon formed a new wholly owned subsidiary, Wireless Web Data, Inc. ("WWDI"). WWDI plans to purchase assets, a patent license and information from Imaginon. WWDI was formed to develop and commercialize a new application of Imaginon technology targeted at WWDI acquisition, formatting and delivery. The server and client software to be developed by WWDI will enable new services such as instant Web searches on any digital cell phone. The first new development by WWDI will be the Wireless Data Engine. The storage and forward capability of this system will allow users to initiate an Internet or Intranet data request from their desktop PC and see or hear the results at a later time on their phone or other portable device.

Imaginon's technology will be utilized by WWDI to develop software for WWDI servers to allow cellular phone and portable computing device users to request any type of data, including text, audio and video, and receive it properly formatted for their individual device. Data such as stock quotes, weather information, maps, MP3 audio files and video clips will be available to portable handheld device users by using the WWDI system.

On May 24, 2001, pursuant to a Stock Exchange Agreement and Plan of Reorganization, the Company merged its subsidiary WWDI with Vizario, Inc. (formerly Gallagher Research Corporation), a publicly-held Nevada corporation ("Vizario"). Under the terms of the agreement, the Company transferred all of the outstanding shares of WWDI common stock to Vizario, and in exchange,

Vizario issued an aggregate of 20,000,000 shares of its common stock to the Company and certain of its officers and directors. Immediately following this transaction, Vizario had 24,768,000 shares of issued and outstanding common stock, and the Company held 19,080,000 shares, or 77%, of the issued and outstanding shares of Vizario common stock.

Vizario management plans to raise capital in two phases:

The first phase consists of an initial investment of up to $500,000 in exchange for rights to purchase shares of 8% Convertible Series A Preferred Stock of Vizario. Through June 2001, advances and notes payable totalling $773,000 has been received from investors. No preferred shares by Vizario have been issued through June 30, 2001.

Under the proposed second phase, with the successful completion of the merger of WWDI and Vizario, the Company is now negotiating terms of an additional financing for sale of 8% Convertible Preferred Series A Stock and an equity line of credit for $5,000,000.

In January 2001, Imaginon management and directors evaluated the assets and direction of the Company, seeking to optimize the use of resources. The goal of the Company remains unchanged: to create a profitable business based on Imaginon's proprietary software technology. However, the strategy for reaching this goal has substantially changed.

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

Imaginon intends to market ImaginVideo for Windows 2000 Server, and seek to license its technology to other companies. The first substantial technology license sale is anticipated to be to WWDI.

ImaginVideo, WebZinger, ImaginAuthor and sellONstream are trademarks of Imaginon and are protected under U.S. patents.

COMPETITION

In the Internet service industry segment, Imaginon competes with numerous companies, large and small, that offer similar services. Imaginon's competitive advantage in this area is derived from its unique proprietary technology that implements interactive video and media-intensive data mining.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and notes.

The following table sets forth certain consolidated operating results from continuing operations of the Company for the periods as indicated below.

                                           Three Months Ended June 30,             Six Months Ended June 30,
                                           --------------------------              -------------------------
                                              2001              2000                2001               2000
                                              ---               ----                ----               ----
Net revenues                               $     815        $    79,158         $     2,421        $    92,173
Cost of revenues                                 253             13,053                 573             22,089
Gross profit                                     562             66,105               1,848             70,084
Research and development                     196,147            298,235             481,222            563,728
Sales and marketing                          168,482            917,361             282,877          1,836,622
General and administrative                   405,118          1,118,239             934,801          1,966,326
Impairment of intangible assets                                                     498,266

Net loss                                   $(856,420)       $(2,271,812)        $(2,343,033)       $(4,301,153)
                                           =========        ===========         ===========        ===========

Net loss applicable to common              $(947,020)       $(2,271,812)        $(2,508,155)       $(4,537,820)
 shareholders                              =========        ===========         ===========        ===========


NET REVENUES

Consolidated net revenues from continuing operations were $815 and $2,421 for the three-month and six-month periods ended June 30, 2001, respectively, as compared with $79,158 and $92,173 in the corresponding periods in 2000. The decreases in overall revenues for the Company are due largely to the sale of the INOW subsidiary in May 2001. These decreases reflect management's focus on the development of the Company's revised business strategy to simplify product offerings, achieve entrance into the mainstream of Internet and intranet software, and to continue development of new and more profitable software tools.

COST OF REVENUES AND GROSS PROFIT

Consolidated cost of revenues was $253, or 31% of net revenues, for the three months ended June 30, 2001, compared to $13,053, or 17% of net revenues, for the three months ended June 30, 2000. For the six months ended June 30, 2001, cost of revenues was $573, or 24% of net revenues, compared to $22,089, or 24% of net revenues for the corresponding period of 2000. The decrease in cost of revenues is consistent with the decrease in sales and the revision of the Company's business strategy in the three and six month periods ended June 30, 2001 compared to the same periods ended June 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures for continuing operations for the three months ended June 30, 2001 decreased to $196,147, compared to $298,235 for the three months ended June 30, 2000. During the second quarter of 2001, nearly 82.5% of research and development expenses were due to payroll for engineers and outside consultants, 7.5% was for other related ImaginVideo and Vizario project expenses, and the remaining 10% was for office rent, utilities, communications, computer equipment and supplies. For the six months ended June 30, 2001, expenses decreased to $481,222 compared to $562,728 for the six months ended June 30, 2000. The decrease compared to last year was primarily due to reducing engineering staff, however, the Company is continuing to invest significant resources in product research and development

SALES AND MARKETING EXPENSES

For the three months ended June 30, 2001, sales and marketing expenses for continuing operations decreased to $168,482 compared to $917,361 for the three months ended June 30, 2000. During the second quarter of 2001, nearly 24% was attributable to the marketing, advertising, sales promotions and materials, trade shows and presentations, and public relations of Imaginon's ImaginVideo product, 18% was for marketing, advertising, public relations and business wires for Vizario project, 47% was for employee payroll (which included employer taxes) and consultants, and the remaining 11% was for general office supplies, rent, utilities, communications and computer equipment, travel and accommodations. For the six months ended June 30, 2001, expenses decreased to $282,877 compared to $1,836,622 for the six months ended June 30, 2000. This decrease compared to the prior year was primarily attributable to reducing the sales and sales-support staff, as well as sales and marketing activities during the development of the Vizario technology.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2001, general and administrative expenses for continuing operations decreased to $405,118 compared to $1,118,239 in the three months ended June 30, 2000. Of the general and administrative expenses for the second quarter of 2001, nearly __% was for professional legal and accounting and audit services as well as corporate filings and reporting, and costs for legal proceedings, __% was for employee payroll (including employer taxes), and __% was for technology amortization related to Vizario project. The remaining __% was for rent, utilities, communications, computer equipment and supplies, office supplies, depreciation, bad debts, public relations and business wires, travel and accommodations, and for general liability and directors & officers insurance. For the six months ended June 30, 2001, expenses decreased to $934,801 compared to $1,966,326 for the six months ended June 30, 2000. This decrease was largely attributable to the goodwill from the acquisitions of INOW and IDP having been fully amortized by March 31, 2001, and the reduction in employees during the development of the Vizario technology.

OTHER INCOME (EXPENSE)

Interest income of $3,835 was earned in the six months ended June 30, 2001, as compared to $107,644 of interest earned in the six months ended June 30, 2000 from money market and CD deposits primarily from the private placements. Interest expense for this same period increased to $60,925, as compared to $1,688, due to increased use of debt financing by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, Imaginon's cash and working capital had decreased to $26,346 and a deficit of $1,122,071, respectively, as compared to $2,160,477 and $782,173, respectively on June 30, 2000. This decrease in cash and working capital was primarily related to the use of cash in meeting the capital expenditures for the three primary categories of General and Administrative, Sales and Marketing, and Research and Development.

On December 30, 1999, the Company issued 1,873,360 shares of common stock and warrants to purchase an additional 749,344 shares of common stock for a total of $5,000,000. The Company received $3,000,000 on December 30, 1999, and received the remaining $2,000,000 on January 3, 2000. In connection with this transaction, the Company incurred $280,000 of issuance costs, which were paid in January 2000.

In January 2000, the Company issued 374,672 shares of common stock and warrants to purchase an additional $149,869 shares of common stock for a total of $1,000,000. In connection with this transaction, the Company incurred issuance costs of $50,000.

In September 2000, the Company signed a non-binding letter of intent with third-party investors for a multi-stage, $12 million equity financing, in which the Company agreed to issue up to $3 million of Series G, 8% cumulative convertible preferred stock (the "Series G Preferred Stock") and up to $9 million of the Company's common stock.

The Series G Preferred Stock has a par value of $0.01 per share, a stated value of $100,000 per share, and is convertible into shares of the Company's common stock at the lower of $0.60 per share, or 80% of the market price of the Company's common stock on the conversion date, subject to a minimum conversion price limit of $0.10 per share (Note 12). The Series G Preferred Stock is convertible at the option of the holder, at any time, for five years from the issue date. Shares of Series G Preferred Stock that have not been converted within five years of the original issue date are to be redeemed by the Company at a price equal to the stated value of the shares plus accumulated unpaid dividends. Dividends are cumulative at 8% per year and are payable semiannually.

The Series G Preferred Stock is subject to a mandatory redemption provision upon the triggering of certain events, as defined, including failure to register shares of common stock underlying the Series G Preferred Stock within 120 days of the issue date. The Series G Preferred Stock also has a liquidation preference equal to stated value of the Series G Preferred Stock.

In October 2000, the Company issued 15 shares of Series G Preferred Stock for $1.2 million cash (net of $100,000 of offering costs and in satisfaction of a $200,000 payable to the investor). The Company also issued 7 shares of Series G Preferred Stock valued at $700,000 to another investor in exchange for $233,000 cash and in satisfaction of a $467,000 payable.

In February 2001, the Company issued 1.5 shares of Series G Preferred Stock for $150,000 cash. Also in February 2001, Series G Preferred stockholders converted 10 shares of Series G Preferred stock into 10,266,110 common shares of the Company. Because of the redemption features of the Series G Preferred Stock, the Company has not included the Series G Preferred shares in shareholders' equity (deficit) (Note 7).

In March 2001, the Company borrowed $100,000 from an individual, at an interest rate of 9%, with principal and interest payable upon demand by the lender at any time.

In April 2001, the Company issued .6 shares of Series G Preferred Stock and 1,666,666 shares of common stock to an investor for $60,000, as well as 1 share for $100,000. In addition, 2.5 shares of Series G Preferred Stock were converted by a stockholder into 2,580,550 shares of common stock.

In June 2001, the Company issued .5 shares of Series G Preferred Stock to an investor for $50,000.

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

         None.

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

3(i).4 Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 3, 2000. (Incorporated by reference to Exhibit 4.2 of the Registrant's September 30, 2000 10-QSB).

3(i).5 Amended certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated August 16, 2000. (Incorporated by reference to Exhibit 4.3 of the Registrant's September 30, 2000 10-QSB).

3(i).6 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000 (Incorporated by reference to Exhibit 4.4 of the Registrant's September 30, 2000 10-QSB).

3(i).7 Amended Certificate of Designations, Preferences and Rights of Series G 8% Convertible Preferred Stock dated October 16, 2000. (Incorporated by reference to Exhibit 4.4 of the Registrant's September 30, 2000 10-QSB).

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

Reports on Form 8-K

        None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Carlos, State of California, on August 20, 2001.

                                    IMAGINON, INC.


                                      By:/s/ David M. Schwartz
                                         ----------------------
                                      David M. Schwartz,
                                      Chairman, Chief Executive Officer and
                                      President



             SIGNATURES                 TITLE                      DATE
             ----------                 -----                      ----
     /s/ David M. Schwartz       Chief Executive Officer      August 20, 2001
     ---------------------            And Director
     David M. Schwartz


     /s/ James A. Newcomb        Chief Financial Officer      August 20, 2001
     --------------------            and Director
     James A. Newcomb