Form 10QSB
period 2001-09-30
IMAGINON INC /DE/
filed 2001-11-19
CIK 899444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
                    ----------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares  outstanding  of each of the issuer's  classes of common stock,  as of the latest  practicable  date:  71,947,943  common shares,  par value
$.01 per share, outstanding at November 14, 2001.

Transitional Small Business Disclosure Format (Check One) YES ___ NO  X
                                                                     ---

                         IMAGINON, INC. AND SUBSIDIARIES

                                      Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Independent Accountants' Report

Condensed Consolidated Balance Sheet - September 30, 2001

Condensed Consolidated Statements of Operations - Three and Nine
 Months Ended September 30, 2001 and 2000

Condensed Consolidated Statement of Shareholders' Deficit - Nine
 Months Ended September 30, 2001

Condensed Consolidated Statements of Cash Flows - Nine Months
 Ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
ImaginOn, Inc.

We  have  reviewed  the  accompanying   condensed  consolidated  balance  sheet  of
ImaginOn,  Inc. and  subsidiaries  as of September 30, 2001, the related  condensed consolidated  statements of operations for the three-month  and nine-month  periods ended  September  30,  2001 and  2000,  the  condensed  consolidated  statement  of shareholders'  deficit  for the nine  months  ended  September  30,  2001,  and the condensed  consolidated  statements of cash flows for the nine-month  periods ended
September 30, 2001 and 2000.  These  condensed  consolidated  financial  statements are the responsibility of the Company's management.

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

/s/Gelfond Hochstadt Pangburn, P.C.
GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
November 16, 2001

                         IMAGINON, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     Assets
Current assets:
  Cash ........................................................   $        509
  Accounts receivable, less allowance for doubtful
   accounts of $31,500 ........................................         43,353
  Inventories .................................................         27,142
  Prepaid expenses ............................................         14,500
                                                                  ------------
      Total current assets ....................................         85,504
                                                                  ------------

Other receivable ..............................................         19,922
Furniture and equipment, net of accumulated
   depreciation of 237,977 ....................................        167,912
Other assets, net of accumulated amortization of $292 .........         53,039
                                                                  ------------
                                                                       240,873
                                                                  ------------

                                                                  $    326,377
                                                                  ============

                      Liabilities and Shareholders' Deficit
Current liabilities:
  Accounts payable ............................................   $    644,660
  Accrued expenses ............................................        137,360
  Deposits ....................................................          2,500
  Notes and advances payable ..................................        693,000
                                                                  ------------
      Total liabilities (all current) .........................      1,477,520
                                                                  ------------

Commitments and contingencies

Mandatory redeemable Series G, 8% convertible preferred
 stock; 13.1 shares issued and outstanding; liquidation
 preference $1,426,360 ........................................      1,426,360
Common stock issued upon conversion of Series G
 preferred stock; 12,846,660 shares subject to
 redemption ...................................................      1,129,368
Mandatory redeemable subsidiary preferred stock, 8%
 convertible; 278 shares issued and outstanding; liquidation
 preference $282,110 ..........................................        282,110
                                                                  ------------
                                                                     2,837,838
                                                                  ------------
Shareholders' deficit:
  Preferred stock, $0.01 par value; authorized
   5,000,000 shares; 13.1 shares issued and outstanding .......           --
  Common stock, $0.01 par value; authorized 100,000,000
   shares; 66,947,943 shares issued and outstanding ...........        669,479
  Warrants and options ........................................      1,720,479
  Capital in excess of par ....................................     15,041,138
  Accumulated deficit .........................................    (21,420,077)
                                                                  ------------
      Total shareholders' deficit .............................     (3,988,981)
                                                                  ------------

                                                                  $    326,377
                                                                  ============

             See notes to condensed consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                         Three Months Ended               Nine Months Ended
                                            September 30,                    September 30,
                                   -----------------------------    ----------------------------
                                        2001             2000           2001            2000
                                   -------------    ------------    ------------    ------------

Revenues ........................   $        706    $     69,250    $      3,127    $    161,424
Cost of revenues ................             15           9,410             589          31,498
                                   -------------    ------------    ------------    ------------
Gross profit ....................            691          59,840           2,538         129,926
                                   -------------    ------------    ------------    ------------

Operating expenses:
  Research and development ......        102,399         405,250         583,622         968,978
  Sales and marketing ...........        129,554         748,810         412,431       2,585,432
  General and administrative ....        679,540         804,992       1,614,339       2,771,320
  Impairment of intangible assets                                        498,266
                                   -------------    ------------    ------------    ------------
                                         911,493       1,959,052       3,108,658       6,325,730
                                   -------------    ------------    ------------    ------------
Loss from operations ............       (910,802)     (1,899,212)     (3,106,120)     (6,195,804)
                                   -------------    ------------    ------------    ------------

Other income (expense):
  Interest, net .................       (113,474)          4,813        (170,564)        110,969
  Other .........................          1,509          48,814           1,509          49,614
                                   -------------    ------------    ------------    ------------
                                        (111,965)         53,627        (169,055)        160,583
                                   -------------    ------------    ------------    ------------

Loss from continuing operations .     (1,022,767)     (1,845,585)     (3,275,175)     (6,035,221)
                                   -------------    ------------    ------------    ------------

Discontinued operations:
  Loss from operations of INOW ..                        (41,640)        (84,585)       (153,157)
  Loss on disposal of INOW ......                                         (6,040)
                                   -------------    ------------    ------------    ------------
                                                         (41,640)        (90,625)       (153,157)
                                   -------------    ------------    ------------    ------------

Net loss ........................     (1,022,767)     (1,887,225)     (3,365,800)     (6,188,378)

Series F preferred stock dividend                                                        (36,667)
Series F redemption premium .....                                                       (200,000)
Amortization of discount on
preferred stock .................                                       (102,000)
Series G preferred stock dividend        (26,200)                        (89,322)
                                   -------------    ------------    ------------    ------------

Net loss applicable to common
shareholders ....................    $(1,048,967)    $(1,887,225)    $(3,557,122)    $(6,425,045)
                                   =============    ============    ============    ============

Basic and diluted loss per
 common share
 from continuing operations ....     $      (.02)    $      (.04)    $      (.06)    $      (.14)
                                   =============    ============    ============    ============

Basic and diluted loss per
common share
from discontinued operations ...     $        .*     $        *      $         *     $         *
                                   =============    ============    ============    ============

Basic and diluted loss per
common share ....................    $      (.02)    $      (.04)    $      (.06)    $      (.14)
                                   =============    ============    ============    ============

Weighted average number of
 common shares outstanding ......     66,947,943      44,677,116      60,594,070      44,625,154
                                   =============    ============    ============    ============

*  Less than $(0.01) per common share

             See notes to condensed consolidated financial statements.

                        IMAGINON, INC., AND SUBSIDIARIES

            Condensed Consolidated Statement of Shareholders' Deficit
                      Nine Months Ended September 30, 2001
                                   (Unaudited)

                                      Common Stock          Warrants    Capital in                    Total
                                ------------------------      and         Excess                   Shareholders'
                                  Shares        Amount      Options       of Par       Deficit       Deficit
                                ----------    ----------   ----------   -----------  ------------   -----------

Balances, January 1, 2001       52,434,617    $  524,346   $1,720,479   $14,680,003  $(18,054,277)  $(1,129,449)

Issuance of common stock in
private placement                1,666,666        16,666                     27,434                      44,100

Conversion of Series G
preferred stock to common
stock                           12,846,660       128,467                   (128,467)

Subsidiary warrants and
warrants to be issued in
exchange for services and in
connection with notes payable                                               138,000                     138,000

Conversion of subsidiary
warrants to subsidiary common
stock                                                                         7,000                       7,000

Subsidiary common stock
issued in exchange for
services and in exchange for
rent concessions                                                            410,600                     410,600

Deemed dividends on Series G
preferred
stock and subsidiary
preferred stock                                                             (93,432)                    (93,432)

Net loss                                                                               (3,365,800)   (3,365,800)
                                ----------    ----------   ----------   -----------  ------------   -----------

Balances, September 30, 2001    66,947,943    $  669,479   $1,720,479   $15,041,138  $(21,420,077)  $(3,988,981)
                                ==========    ==========   ==========   ===========  ============   ===========

             See notes to condensed consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Cash Flows
                  Nine Months Ended September 30, 2001 And 2000
                                   (Unaudited)

                                                               2001            2000
Cash flows from operating activities:
  Net loss                                                 $(3,365,800)     $(6,188,378)
                                                           -----------      -----------
  Adjustments to reconcile net loss to net cash used in
   operating
   activities from continuing operations:
   Loss from discontinued operations                            84,585          153,157
   Depreciation and amortization                               206,187          729,860
   Provision for losses on accounts receivable                  22,000           17,000
   Impairment of intangible assets                             498,266
   Loss on disposal of assets                                    6,040
   Expense incurred upon issuance of common stock                                72,151
   Expense incurred upon issuance of subsidiary
    stock and warrants                                         496,600
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                 19,443          (57,337)
     Decrease (increase) in inventories                            190           (9,950)
     Decrease (increase) in prepaid expenses                       598             (909)
     Increase in accounts payable                              198,280           31,435
     Increase in accrued expenses                               68,715          369,725
     Decrease in deposits                                       (8,000)          10,500
                                                           -----------      -----------
     Total adjustments                                       1,592,904        1,315,632
                                                           -----------      -----------
      Net cash used in operating activities
         of continuing operations                           (1,772,896)      (4,872,746)
                                                           -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                          (3,500)        (127,393)
  Proceeds on disposal of assets                                25,000
                                                           -----------      -----------
      Net cash provided by (used in) investing
       activities of continuing operations                      21,500         (127,393)
                                                           -----------      -----------

Cash flows from financing activities:
  Proceeds from note payables and advances                   1,142,000        1,200,000
  Payments on notes payable and advances                      (112,000)      (1,200,000)
  Dividends on Series F preferred stock                                      (2,200,000)
  Redemption of Series F preferred stock                                       (194,000)
  Proceeds from issuance of Series G preferred stock           315,900
  Proceeds from collection of receivable from sale of
   common stock                                                               2,000,000
  Proceeds from issuance of common stock and warrants,
   net                                                          44,100          958,201
                                                           -----------      -----------
      Net cash provided by financing activities
         of continuing operations                            1,390,000          564,201
                                                           -----------      -----------

      Net cash used in discontinued operations                (134,902)        (113,497)
                                                           -----------      -----------

Net decrease in cash                                          (496,298)      (4,549,435)
Cash, beginning                                                496,807        4,959,694
                                                           -----------      -----------

Cash, ending                                                $      509      $   410,259
                                                           ===========      ===========

                                    (Continued)

             See notes to condensed consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements Of Cash Flows
                  Nine Months Ended September 30, 2001 And 2000
                                   (Unaudited)

                                                          Nine months    Nine months
                                                             ended          ended
                                                         September 30,    September
                                                             2001         30, 2000

    Supplemental disclosure of non-cash investing and
      financing activities:

    Sale of INOW:
         Assets sold                                     $  (68,900)
         Liabilities assumed                                 37,860
         Cash received                                   ----------
                                                             25,000
                                                         ----------
         Loss on disposal                                $   (6,040)
                                                         ==========

    Subsidiary common stock and warrants issued in
      exchange for reduction in notes payable
      and advances                                       $   59,000
                                                         ==========

    Deemed preferred stock dividends                     $   93,432
                                                         ==========

             See notes to condensed consolidated financial statements.

                         IMAGINON, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

1. Organization and Basis of Presentation

The  interim  financial  statements  have been  prepared  by  Imaginon,  Inc.  (the
"Company"),  and in the opinion of management,  reflect all  adjustments  which are necessary to present  fairly the financial  position,  results of  operations,  and cash flows of the Company  for the interim  periods  presented.  Those  adjustments consist  only of normal and  recurring  adjustments  except for those  described in
Note 4.

Certain  information  and  note  disclosures  normally  included  in the  Company's annual  financial  statements  prepared in accordance  with  accounting  principles generally  accepted  in the  United  States  of  America  have  been  condensed  or omitted.  It is the Company's opinion that, when the interim  financial  statements are read in  conjunction  with the December 31, 2000 Annual  Report on Form 10-KSB, the  Company's  disclosures  are  adequate to make the  information  presented  not misleading.  The results of  operations  for the nine months  ended  September  30,
2001 are not  necessarily  indicative of the  operating  results to be expected for the full year.

The accompanying  unaudited  condensed  consolidated  financial  statements include the  accounts  of  Imaginon,  Inc.,  and its  wholly-owned  subsidiaries,  Imaginon
Digital  Productions,   Inc.  ("IDP"),  and  Imaginon  Network  Specialists,   Inc.
("INOW")  through  May  2001,  the date of  disposition  (Note  4),  as well as its majority-owned  subsidiary,  Vizario,  Inc.,  formerly  known as Wireless Web Data,
Inc.  ("WWDI")  (Note  2).  Intercompany   transactions  have  been  eliminated  in
consolidation.

Going Concern and Management's Plans

The accompanying  condensed  consolidated  financial  statements have been prepared on a going concern  basis,  which  contemplates  the  realization of assets and the settlement of liabilities  and  commitments  in the normal course of business.  The
Company  reported a net loss of $3,365,800 for the nine months ended  September 30,
2001,  the Company has an accumulated  deficit of  $21,420,077 as of  September 30,
2001,  and the Company is subject to certain  contingencies  at September 30, 2001.
The  Company  has not  recognized  any  substantial  revenues  from  its  broadband
Internet  television  systems and expects to incur  continued cash outflows,  which are expected to result in a working  capital  deficiency  within the next year.  As a result,  the Company has experienced,  and may continue to experience  difficulty and uncertainty in meeting its liquidity needs during the next fiscal year.

These factors raise  substantial  doubt about the Company's  ability to continue as a going concern.  The condensed  consolidated  financial  statements do not include any adjustments  relating to the  recoverability  and  classification  of assets or the amounts and  classification  of liabilities  that might be necessary should the
Company be unable to continue as a going concern.

To address its current cash flow concerns,  the Company,  primarily  through its subsidiary Vizario ("Vizario"),  has raised limited funds in exchange for demand notes and advances,  some of which have been  converted  into Vizario  preferred stock  (Notes 3 and 7). In  addition,  in November  2001,  the Company  issued 5 million shares of common stock in exchange for $50,000.  Currently,  the Company does not have a revolving loan agreement with any financial institution, nor can the Company  provide any  assurance  that it will be able to enter into any such agreement in the future, or be able to raise funds through a further issuance of debt or equity in the  Company.  The Company  continues  to develop,  market and license  its  products,  which  may  provide  additional  funds to  address  the
Company's capital requirements.

Recently Issued Accounting Pronouncements

In July 2001, the Financial  Accounting  Standards Board ("FASB") issued  Statement of Financial  Accounting  Standard  ("SFAS") No. 141,  Business  Combinations,  and
SFAS No. 142,  Goodwill and Other  Intangible  Assets.  SFAS No. 141 requires  that the purchase method of accounting be used for all business  combinations  initiated after June 30, 2001.  Use of the  pooling-of-interests  method is prohibited  after that date.  SFAS No.  142  changes  the  accounting  for  goodwill  and  intangible assets with  indefinite  lives from an  amortization  method to an  impairment-only approach and  requires  intangible  assets with finite  lives to be amortized  over their  useful  lives.  Thus  amortization  of goodwill and  intangible  assets with indefinite  lives will  cease  upon  adoption  of this  statement.  SFAS No. 142 is required to be applied in fiscal years  beginning  after  December  15,  2001.  The
Company is currently  assessing the impact,  if any, that SFAS No. 141 and SFAS No.
142 may have on its financial condition and results of operations.

In August  2001,  the FASB  issued  SFAS No.  144,  Accounting  for  Impairment  or
Disposal of Long-Lived Assets,  which addresses  accounting and financial reporting for the  impairment or disposal of long-lived  assets.  This statement is effective for fiscal  years  beginning  after  December  15,  2001.  The Company is currently assessing  the  impact,  if  any,  that  SFAS  No.  144 may  have on its  financial condition and results of operations.

2.   WWDI transactions

On  May  24,  2001,   pursuant  to  a  Stock  Exchange  Agreement  and  Plan  of
Reorganization  (the  "Agreement"),  WWDI,  a  wholly  owned  subsidiary  of the
Company,  completed a merger with Vizario,  a publicly-held  Nevada  corporation previously known as Gallagher  Research  Corporation.  WWDI, a development stage company,  was formed as a Delaware  corporation  on July 17, 2000 by the Company for the purpose of continuing  development and commercialization of Internet and intranet database  processing  software for wireless  applications.  Immediately prior to the merger,  Vizario had no operations and limited assets, and its plan of operation  was to seek and acquire an operating  business by entering  into a business combination.

The Company  sold to Vizario  all of the issued and  outstanding  capital  stock of
WWDI in  exchange  for  Vizario's  issuance of  20,000,000  of its  authorized  but
unissued  common  stock  to  the  Company.   Vizario  acquired   ownership  of  all
6,000,000  issued and  outstanding  capital shares of WWDI,  and as a result,  WWDI
became  a  wholly  owned   subsidiary  of  Vizario.   The  Company,   as  the  sole
shareholder  of WWDI,  became the  holder of  20,000,000  shares out of  24,768,000 shares  issued,  or 80.7% of the issued and  outstanding  common  stock of Vizario.
Subsequently,  920,000  shares of the  20,000,000  shares were then  transferred to
officers  and  directors  of  the  Company,   reducing  the   Company's   ownership
percentage  to  77%.  The  Company's  ownership  percentage  has  been  reduced  to approximately  75% as of  September  30,  2001,  as a result of Vizario  subsidiary stock transactions (Note 7).

3. Notes and Advances Payable

During the nine months ended  September  30, 2001,  the Company  borrowed  $339,000 from  investors  in exchange  for  unsecured  promissory  notes  payable on demand.
These  promissory  notes  accrue  interest at 15% during the first  month,  and 18%
thereafter.  The  Company  repaid  $112,000 of these notes  through  September  30,
2001, and one investor  exchanged a $52,000  promissory  note in connection  with a consulting  services  agreement  for  Vizario  common  stock  (Note 7). In  October
2001, the Company issued an additional $35,000 of notes payable.

During the nine  months  ended  September  30,  2001,  the  Company  also  received
$803,000 of non-interest  bearing  advances from  investors,  of which one investor converted  $278,000  of  advances  into 278 shares of Vizario  preferred  stock and warrants (Note 7), and another  investor  exchanged $7,000 of advances and warrants for  70,000  shares of Vizario  common  stock.  Advances  payable  of  $518,000  at
September 30, 2001 are due on demand.

4.   Discontinued operations

In  April  2001,  the  Company  made a  decision  to  abandon  further  efforts  in developing  and marketing  INOW products and services and in May 2001,  the Company entered  into  an  agreement  to sell  its  INOW  subsidiary,  which  was the  sole business in the Internet service provider  segment.  Accordingly,  INOW is reported as a discontinued  operation in the  accompanying  statements of operations.  Based on the  terms of the sale,  the  Company  concluded  that an  impairment  charge of
$498,266  was  necessary to write off the  carrying  amount of goodwill  related to the Company's  acquisition of INOW. The impairment  charge was recorded  during the quarter  ended March 31,  2001.  In May 2001,  the  Company  sold all of its issued and outstanding shares of INOW for $25,000.

5. Commitments and Contingencies

Leases

The Company  leases  office  space under  various  non-cancelable  operating  lease agreements  expiring  at various  dates  through  2007.  Certain  lease  agreements provide for annual  incremental  rent increases.  In July 2001, the Company entered into an agreement for certain lease  concessions  in exchange for 100,000 shares of
Vizario common stock (Note 7).

Litigation

The  Company  is  involved  in  various  claims  and legal  actions  arising in the
ordinary  course  of  business.   In  the  opinion  of  management,   the  ultimate
disposition  of these  matters  will  not have a  material  adverse  impact  either individually or in the aggregate on consolidated  results of operations,  financial position or cash flows of the Company.

6. Redeemable  Series G Preferred Stock and Common Stock Issued Upon Conversion of
         Series G Preferred Stock

At  December  31,  2000,  the  Company  had 22 shares of Series G  preferred  stock issued  and  outstanding.  The  Series G  preferred  stock has a par value of $0.01 per share,  a stated  value of $100,000  per share,  and a  liquidation  preference equal to the stated  value plus  unpaid  dividends.  During the nine  months  ended
September  30,  2001,  the  Company  issued  an  additional  .6  shares of Series G preferred  stock along with 1,666,666  shares of common stock for total proceeds of
$60,000.  Of the total  proceeds,  $15,900 was  allocated  to  preferred  stock and
$44,100  was  allocated  to  common  stock.  In  addition,  3  shares  of  Series G preferred  stock were issued for $300,000.  During the nine months ended  September
30,  2001,  the Company  converted  12.5  shares of Series G  preferred  stock into
12,846,660 shares of the Company's common stock.

The Series G preferred  stock is  convertible  into shares of the Company's  common stock  at the  lower  of  $0.60  per  share,  or 80% of  the  market  price  of the
Company's  common stock on the  conversion  date,  subject to a minimum  conversion price limit of $0.10 per share.  The Series G preferred  stock is  convertible,  at any time,  for five years from the issue date.  Shares of Series G preferred  stock that have not been  converted  within five years of the original  issue date are to be  redeemed  by the  Company at a price  equal to the  stated  value of the shares plus  accumulated  unpaid  dividends.  Dividends are  cumulative at 8% per year and are payable  semiannually.  Dividends  not paid when due are subject to an 18% late fee,  payable  in cash.  Cumulative  dividends  through  September  30,  2001,  are
$34,780.

The  conversion  feature  was "in the  money"  at the date of issue (a  "beneficial conversion  feature").  The Company  allocated  $102,500 of the proceeds,  equal to the intrinsic value of the beneficial  conversion  feature, to capital in excess of par during the nine months ended  September  30,  2001,  and  allocated  the entire portion to the Series G preferred stock.

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

As a result of this  contingency  and other  redemption  features  of the  Series G preferred  stock,  the Company has not included the Series G preferred stock or the value of the  12,846,660  shares of common  stock  issued  during  the nine  months ended  September 30, 2001 upon the  conversion of 12.5 shares of Series G preferred stock in shareholders' equity (deficit).

7. Subsidiary equity transactions

Subsidiary mandatory redeemable preferred stock

In July  2001,  Vizario  issued  278  shares of Series A, 8%  mandatory  redeemable convertible  preferred  stock (the  "Subsidiary  Preferred  Stock") and warrants to purchase  55,600 shares of Vizario common stock,  in  satisfaction of advances from an investor of $278,000.  The Subsidiary  Preferred  Stock has a $.001 par value, a stated  value of $1,000  per  share,  and is  convertible  into  shares of  Vizario common  stock at the option of the  holder.  The number of  Vizario  common  shares issuable upon  conversion of each share of Subsidiary  Preferred  Stock is equal to the sum of the  stated  value  per  share,  and at the  holder's  election,  unpaid dividends on each share divided by the conversion  price,  which is based on 65% of the average of the three  lowest  closing bid prices of the Vizario  common  stock, as  defined.  Shares of  Subsidiary  Preferred  Stock that have not been  converted within  five years of the  original  issue date are to be  redeemed by Vizario at a price equal to the stated value of the shares plus  accumulated  unpaid  dividends, which  are  cumulative  at 8%  per  year  and  are  payable  quarterly,  commencing
December 31, 2001.  Cumulative  dividends  at  September  30, 2001 are $4,110.  The
Subsidiary  Preferred Stock also has a liquidation  preference  equal to the stated
value of the Subsidiary Preferred Stock plus accumulated dividends.

The  Subsidiary  Preferred  Stock is subject to a  mandatory  redemption  provision upon the triggering of certain events,  as defined,  including  failure to register shares of common stock  underlying  the Subsidiary  Preferred  Stock within 60 days of the issue  date.  Vizario did not comply with the  registration  provision,  and as a result,  the Subsidiary  Preferred Stock balance has been presented outside of shareholders'  equity (deficit) in the September 30, 2001,  condensed  consolidated balance  sheet.  In connection  with the Company's  failure to register the shares, the Company  received  notice in November 2001 from the preferred  shareholder of a claim for late-filing  penalties of $11,120,  to be satisfied  through the issuance of additional shares of Subsidiary Preferred Stock.

Subsidiary common stock

In July 2001,  the Company  entered  into an  agreement  with a third party  lessor whereby  certain  facility  lease  concessions  were  received  by the  Company  in exchange  for 100,000  shares of Vizario  common  stock.  These  lease  concessions included a reduction  in monthly  base rental  payments  for 12 months and a change in the annual  escalation  provision from a 5% annual increase to an increase equal to the  Consumer  Price  Index.  The lease  concessions  were  valued at the market price of  Vizario's  common  stock at the date of the  agreement.  In exchange  for
the  issuance  of  Vizario  common  stock,  the  Company   recognized  general  and
administrative expense of $109,000.

In September  2001,  Vizario  issued 520,000 shares of its common stock in exchange for  consulting  services  and in  satisfaction  of a $52,000  note  payable to the consultant.  Based on the quoted  market  price of  Vizario's  common  stock at the date of issuance,  the Company  recognized  general and  administrative  expense of
$249,600.  In November  2001,  Vizario  issued an additional  400,000 shares of its common  stock  to this  consultant  for  additional  services.  These  shares  were valued at $160,000,  based on the quoted  market  price of Vizario  common stock at the date of issuance.

In October 2001,  Vizario  issued an additional  406,100  shares of common stock in exchange for legal,  marketing and other  consulting  services  provided to, and in satisfaction  of  certain  liabilities  of the  Company.  The  total  value  of the shares  issued,  based on the quoted  market  price of the common stock on the date of issuance, was $132,000.

Subsidiary warrants, warrants to be issued and options

Warrants issued in connection with the Subsidiary  Preferred Stock  transaction are exercisable  immediately  and have a term of five years from the date of  issuance.
The  exercise  price of the  warrants  is based on 65% of the  average of the three lowest  closing bid prices of Vizario's  common stock,  as defined.  At the date of issuance of the Subsidiary  Preferred Stock and warrants,  the warrants were valued at $15,600  utilizing the Black Scholes  pricing model,  and therefore  $15,600 was allocated to the warrants resulting in an imputed dividend rate of 8.5%.

During  the  three  months  ended  September  30,  2001,  in  conjunction  with the issuance of $138,000 of  promissory  notes,  Vizario  entered  into an agreement to issue  to the note  holder  three-year  warrants  to  purchase  138,000  shares  of
Vizario  common  stock  at  an  exercise  price  of  $.10  per  share,  exercisable immediately.  The fair value of the warrants,  based on the Black  Scholes  pricing model,  was  determined to be $106,000.  This discount was allocated to warrants to be  issued  and the  discount  on the  demand  notes  was  immediately  charged  to interest expense.

In September  2001,  warrants  were  exercised for the purchase of 70,000 shares of
Vizario common stock in satisfaction of $7,000 of advances to the Company.

In June 2001,  Vizario  granted  options to  employees  to  purchase  up to 440,000 shares  of  Vizario  common  stock  at $.10  per  share,  which  was  based  on the estimated  market  value  of  Vizario's  stock  at the  date  of the  grant.  These options vest over a one-year period and are exercisable through 2011.

Equity line of credit agreement

Effective July 30, 2001,  Vizario  entered into a $5 million Private Equity Line of
Credit  Agreement  (the  "Subsidiary  Equity Line"),  whereby  subject to terms and conditions  of the  Subsidiary  Equity Line,  Vizario may sell to an investor up to
$5  million  of Vizario  common  stock  during a  two-year  commitment  period,  as defined,  which  commences  upon the  effective  date of a  registration  statement registering  the  common  stock  to be  sold  under  the  Subsidiary  Equity  Line.
Vizario is required to register the shares  issuable  under the  Subsidiary  Equity
Line pursuant to a related  Registration  Rights Agreement,  which requires Vizario to  register  the shares no later than 180 days after July 30,  2001.  In the event
Vizario  fails to obtain  an  effective  registration  statement  within  this time period,  Vizario is subject to  penalties.  As of September  30, 2001,  Vizario has not filed a  registration  statement and no common stock of Vizario has been issued under the Subsidiary Equity Line.

8. Shareholders' equity (deficit)

Common stock

In  November  2001,  the  Company  issued 5 million  shares  of common  stock to an investor for $50,000.

Options

In May 2001,  the Company  granted  options to purchase up to 800,000 shares of the
Company's  common  stock to employees  and an officer of the  Company.  The options vest over a one-year  period and expire in December  2009.  The  options'  exercise price is $.10 per share,  which is  equivalent to the market price of the Company's common stock on the date of the grant.

9.   Business Segment Information

As of, and during the periods  ended,  September  30, 2001 and  September 30, 2000, segment results were as follows:

                                  Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                              ------------------------  -------------------------
                                   2001         2000        2001          2000
                              -----------  -----------  -----------   -----------
Computer software
products:
  ImaginOn.com
   Revenues                   $            $   69,250   $    1,248    $  148,704
   Segment loss                 (417,846)  (1,828,663)  (2,293,756)   (5,978,440)
   Total assets                  292,884      553,133      292,884       553,133

  IDP
   Revenues                                                  1,453        12,719
   Segment loss                  (6,069)      (23,297)     (30,814)      (61,104)
   Total assets                   7,916        29,845        7,916        29,845

Internet service:
  Vizario
   Revenues                         346                        426
   Segment loss                (598,852)       (6,903)    (950,605)       (6,903)
   Total assets                   5,655                      5,655

Corporate:
   Segment income (loss)             -         13,276           -         11,226
   Total assets                  19,922       156,777       19,922       156,777

Net loss all segments
and corporate from
continuing operations       $(1,022,767)  $(1,845,585) $(3,275,175)  $(6,035,221)

Except for the discontinued operations and presentation of INOW, there are no differences in the basis of segmentation or in the basis of measurement of segment loss from the Company's last annual report.

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

Imaginon  designs,  manufactures  and sells software  products for the Internet and
telecommunications    markets.    Imaginon's   proprietary    technology,    called
"Transformational   Database  Processing  and  Playback"   ("TDPP"),   enables  the
creation of new business  and consumer  products  that  provide  user-friendly  and entertaining  access to multimedia  databases.  Imaginon's  founders were granted a
U.S.  patent on May 18, 1999 for its "TDPP"  technology.  The Company test marketed its first four products,  WebZinger,  WorldCities 2000, sellONstream and ImOn.comTV between  January  1999  and July  2000.  These  products  are  trademarked  and are protected  under two U. S. Patents  issued to the founders of Imaginon,  which they have assigned to the Company.

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

In July 2000,  Imaginon  formed a new wholly owned  subsidiary,  Wireless Web Data,
Inc.  ("WWDI"),  with the  intention  that WWDI  would  purchase  assets,  a patent license and  proprietary  knowledge from Imaginon,  Inc. WWDI was formed to develop and  commercialize  a new application of Imaginon  technology  targeted at wireless
Web data  acquisition,  formatting  and  delivery.  On May 24, 2001,  pursuant to a
Stock  Exchange  Agreement  and Plan of  Reorganization,  the  Company  merged  its subsidiary WWDI with Vizario,  Inc. (formerly  Gallagher Research  Corporation),  a publicly-held  Nevada  corporation  ("Vizario").  Under the terms of the agreement, the Company  transferred  all of the  outstanding  shares of WWDI  common  stock it owns to  Vizario,  and in  exchange,  Vizario  issued an  aggregate  of  20,000,000 shares  of its  common  stock  to the  Company  and  certain  of its  officers  and directors.  Immediately  following this transaction,  Vizario had 24,768,000 shares of issued and outstanding  common stock,  and the Company held  19,080,000  shares, or 77%,  of the  issued  and  outstanding  shares of  Vizario  common  stock.  WWDI changed its name to Vizario, Inc. in May 2001.

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

The server and client  software  to be  developed  by Vizario is designed to enable new data services for digital cell phones,  personal digital  assistants and pocket
PCs. The first new software  developed  by Vizario was the  multimedia  data access system,  "Vizario,"  for the Nokia  9210.  This  software  is in the Alpha  testing phase.  One of the  code  modules  of this  Vizario  system  is the  Vizario  Video
Condenser  ("V V C"),  which  condenses  digital video files so they can be rapidly accessed on small  wireless  devices  with  limited  bandwidth.  V V C is presently available for downloading from Vizario's website.

Vizario is  utilizing  the  technology  purchased  from  Imaginon  to  develop  and commercialize  new  applications  for  wireless Web data  acquisition,  formatting, storage,  delivery and  presentation.  The Vizario server and client software being developed  by the Company is designed to enable the emerging  wireless  market with applications  that make  smart  phones and  pocket  PCs as  valuable  and useful as desktop PCs  hard-wired  to the  Internet.  The primary  target  customers  will be businesses that supply  wireless  devices to their  employees,  a market of over 30 million  users in the USA.  The  business  wireless  market is the  initial  target mainly because it allows  Vizario to leverage  Imaginon's  Gold  Certified  Partner relationship  with Microsoft on the server side of the  client-server  system.  The
secondary  market  target  customers  are  wireless  service  providers,   Internet
service  providers and media  properties  serving 522 million  Internet users and 9 million Web-connected cell phone and mobile device users.

Working  closely  with  Microsoft,  Vizario is  presently  developing  the  Vizario
Smartphone  and Vizario  Server  systems for the next  generation  of digital  cell phones and pocket PC's that will use the Windows.NET operating system.

COMPETITION

In the Internet software and services industry  segment, Imaginon  competes with numerous  companies,  large and small, that offer similar  services.  Imaginon's competitive  advantage  in this  area is  derived  from its  unique  proprietary technology that implements  interactive video combined with media-intensive data mining and embedded web links.

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

The market in which  Vizario  intends to sell its products is rapidly  evolving and intensely  competitive,  and management expects competition to intensify further in the future.  Vizario  believes  that  principal  competitive  factors in its market are consumers'  willingness to pay for add-on  services over the Internet such as a fee for the use of the Vizario System, the desire of cellular  telephone  companies and Internet  operators to build their own wireless data services,  that demand for alliances and agreements  with cellular  telephone  companies may exceed the supply thereby  pushing  prices down,  the ability of data and content  owners to restrict access to their data and  content  and  relatively  low  barriers to entry into the relevant  markets by search  engine  companies  and  others.  Certain of  Vizario's
current  and  many  of  its  potential   competitors  have  significantly   greater
financial,  marketing,  technical and other  resources than those of Vizario.  This competition  may  result in reduced  operating  margins,  loss of market  share and diminished  value in Vizario's  brand.  There can be no assurance that Vizario will be able to compete  successfully  against current and future competitors.  Further, as a strategic  response to changes in the  competitive  environment,  Vizario may, from  time to time,  make  certain  pricing,  service  or  marketing  decisions  or acquisitions  that could have a material  adverse  effect on its business,  results of operations and financial condition.

RESULTS OF OPERATIONS

The  following  discussion  and analysis of the Company's  financial  condition and results of operations  should be read in conjunction  with the Company's  condensed consolidated financial statements and notes.

The  following  table  sets  forth  certain  consolidated  operating  results  from continuing operations of the Company for the periods as indicated below.

                                      Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                  --------------------------    --------------------------
                                      2001           2000           2001           2000
                                  -----------    -----------    -----------    -----------

Net revenues ..................   $       706    $    69,250    $     3,127    $   161,424
Cost of revenues ..............            15          9,410            589         31,498
Gross profit ..................           691         59,840          2,538        129,926
Research and development ......       102,399        405,250        583,622        968,978
Sales and marketing ...........       129,554        748,810        412,431      2,585,432
General and administrative ....       679,540        804,992      1,614,339      2,771,320
Impairment of intangible assets       498,266

Net loss ......................   $(1,022,767    $(1,887,225    $(3,365,800)   $(6,188,378)
                                  ===========    ===========    ===========    ===========

Net loss applicable to common
 shareholders .................   $(1,048,967)   $(1,887,225)   $(3,557,122)   $(6,425,045)
                                  ===========    ===========    ===========    ===========

NET REVENUES

Consolidated  net revenues from continuing  operations were $706 and $3,127 for the three-month  and  nine-month  periods ended  September 30, 2001,  respectively,  as compared  with  $69,250 and  $161,424  in the  corresponding  periods in 2000.  The decreases  in overall  revenues  for the Company are due largely to the sale of the
INOW subsidiary in May 2001.  These  decreases  reflect  management's  focus on the development  of  the  Company's  revised  business  strategy  to  simplify  product
offerings,   achieve   entrance  into  the  mainstream  of  Internet  and  intranet software, and to continue development of new and more profitable software tools.

COST OF REVENUES AND GROSS PROFIT

Consolidated  cost of revenues  from  continuing  operations  were $15 and $589 for the three-month and nine-month periods ended September 30, 2001,  respectively,  as compared  with  $9,410  and  $31,498  in the  corresponding  periods  in 2000.  The decrease in cost of revenues is  consistent  with the  decrease in revenues and the revision of the  Company's  business  strategy in the three and nine month  periods ended September 30, 2001 compared to the same periods ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and  development  expenditures  for  continuing  operations  for the three months ended  September  30, 2001  decreased to $102,399,  compared to $405,250 for the three  months  ended  September  30,  2000.  During the third  quarter of 2001,
76% of research and  development  expenses  were due to payroll for engineers and outside  consultants,  10% was for other related  ImaginVideo  and Vizario project expenses,  and the  remaining 14% was for office rent,  utilities,  communications, computer  equipment  and  supplies.  For the nine months ended  September 30, 2001, expenses  decreased  to $583,622  compared to  $968,978  for the nine months  ended
September  30,  2000.  In August  2001,  Imaginon  and Vizario  reduced the size of their  engineering  staff, in an effort to most  efficiently  utilize the Company's assets.

SALES AND MARKETING EXPENSES

For the three months ended  September 30, 2001,  sales and  marketing  expenses for continuing  operations  decreased  to $129,554  compared to $748,810  for the three months ended  September  30,  2000.  During the third  quarter of 2001,  nearly 12%
was  attributable to the marketing,  advertising,  sales  promotions and materials, trade shows and  presentations,  and public  relations  of  Imaginon's  ImaginVideo product,  13% was for marketing,  advertising,  public relations and business wires for Vizario project,  55% was for employee payroll (which included  employer taxes)
and  consultants,  and the remaining  20% was for general  office  supplies,  rent, utilities,  communications and computer equipment,  travel and accommodations.  For the nine months ended September 30, 2001,  expenses  decreased to $412,431 compared to  $2,585,432  for the  nine  months  ended  September  30,  2000.  This  decrease compared to the prior year was  primarily  attributable  to reducing  the sales and sales-support  staff,  however,  the Company is continuing  its ongoing  efforts to
build  strategic   relationships  and  market  the  Company  and  its  products  to potential customers.

GENERAL AND ADMINISTRATIVE EXPENSES

For  the  three  months  ended  September  30,  2001,  general  and  administrative expenses for continuing  operations  decreased to $679,540  compared to $804,992 in the three  months  ended  September  30,  2000.  Of the general and  administrative expenses for the third quarter of 2001,  nearly 13% was for professional  legal and
accounting  services,   corporate  filings  and  reporting,  and  costs  for  legal proceedings,  approximately  57%  was  for  stock-based  compensation  expense  for consulting  services, and 18% was for employee  payroll  (including  employer  taxes).
The remaining 12% was for rent, utilities,  communications,  computer equipment and supplies, office supplies,  depreciation,  bad debts, public relations and business wires,  travel and  accommodations,  and for  general  liability  and  directors  &
officers  insurance.  For the  nine  months  ended  September  30,  2001,  expenses
decreased  to  $1,614,339   compared  to  $2,771,320  for  the  nine  months  ended
September  30, 2000.  This decrease was largely  attributable  to the goodwill from the  acquisitions  of INOW and IDP having been fully  amortized  by March 31, 2001, and the reduction in employees during the development of the Vizario technology.

OTHER INCOME (EXPENSE)

Interest  income of $1,836 was earned in the nine months ended  September 30, 2001, as compared to $121,484 of interest  earned in the nine months ended  September 30,
2000 from money  market and CD  deposits  primarily  from the  private  placements.
Interest  expense  for this same  period  increased  to  $172,399,  as  compared to
$10,515 in 2000, due to increased use of debt financing by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September  30, 2001,  Imaginon's  cash was $509 and it had a working  capital deficit of  $1,392,016,  as compared to $410,259 and a deficit of  $848,669,  on
September  30, 2000.  This  decrease in cash and working  capital was  primarily
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

The Series G  Preferred  Stock has a par value of $0.01 per share,  a stated  value of $100,000  per share,  and is  convertible  into shares of the  Company's  common stock  at the  lower  of  $0.60  per  share,  or 80% of  the  market  price  of the
Company's  common stock on the  conversion  date,  subject to a minimum  conversion price  limit of $0.10  per  share  (Note  6).  The  Series  G  Preferred  Stock is convertible  at the  option of the  holder,  at any time,  for five  years from the issue  date.  Shares  of Series G  Preferred  Stock  that  have not been  converted within five years of the  original  issue date are to be redeemed by the Company at a  price  equal  to  the  stated  value  of  the  shares  plus  accumulated  unpaid dividends.  Dividends are cumulative at 8% per year and are payable semiannually.

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

In April  2001,  the  Company  issued .6 shares  of  Series G  Preferred  Stock and
1,666,666  shares of common  stock to an investor for  $60,000.  In  addition,  2.5 shares of Series G Preferred  Stock were converted by a stockholder  into 2,580,550 shares of common stock.

In June  2001,  the  Company  issued .5 shares  of Series G  Preferred  Stock to an investor for $50,000.

The Company has also financed its  operations  through  funds  received in exchange for  advances  and notes  payable  to  outside  investors  (the  "Investors").  The
Investors  have advanced  funds to the Company,  primarily in  anticipation  of the issuance of Vizario Series A Preferred  Stock.  In the nine months ended  September
30, 2001,  net advances of  $1,030,000  had been received  from the  Investors,  of which  $59,000 was  satisfied  upon the exercise of warrants  for 59,000  shares of
Vizario common stock,  and $278,000 of which was satisfied in  consideration of the issuance  of 278  shares  of  Vizario  Series A  Preferred  Stock and  warrants  to purchase  55,600  shares of Vizario  common stock.  Additional  advances of $35,000 were received from Investors in October 2001.

In  November  2001,  the  Company  issued  5,000,000  shares of common  stock to an investor for $50,000.

Effective  July 30,  2001,  the  Company's  Vizario  subsidiary  entered  into a $5 million  Private  Equity Line of Credit  Agreement  (the  "Equity  Line"),  whereby subject  to terms  and  conditions  of the  Equity  Line,  Vizario  may sell to the investor  up to $5 million of Vizario  common  stock  during a two-year  commitment period,  as defined,  which  commences  upon the effective  date of a  registration statement  registering  the common  stock to be sold under the  agreement.  Vizario is required to register the shares of common stock  issuable  under the Equity Line pursuant to a related  Registration Rights Agreement,  in which Vizario is required to  register  the shares no later than 180 days after July 30,  2001.  In the event
Vizario fails to obtain an effective  registration  statement  within this time period, Vizario is subject to penalties.

The  Company  currently   anticipates  that  its  available  funds,  together  with
additional  advances from investors in the form of debt and/or a private  placement of preferred  stock,  will be sufficient to meet its anticipated  needs for working capital,  capital  expenditures  and business  expansion  through at least the next twelve months.  Thereafter,  the Company may need to raise  additional  funds.  The
Company  may need to raise  additional  funds  sooner in order to fund  more  rapid expansion,  to  develop  new or  enhanced  services  or  products,  to  respond  to
competitive  pressures  or  to  acquire  complementary   products,   businesses  or
technologies.  If  additional  funds are raised  through the  issuance of equity or convertible debt  securities,  these  instruments may have rights,  preferences and privileges  senior to those of the Common  Stock.  There can be no  assurance  that additional  financing  will be available,  or that if  available,  will be on terms favorable  to the  Company.  If  adequate  funds are not  available  on  acceptable terms,  the  Company  may not be able to fund  its  expansion,  take  advantage  of unanticipated  acquisition  opportunities,  develop or enhance services or products or  respond  to  competitive  pressures.  Such  inability  could  have  a  material adverse  effect on the  Company's  business,  results of  operations  and financial condition.

Recently Issued Accounting Pronouncements

In July 2001, the Financial  Accounting  Standards Board ("FASB") issued  Statement of Financial  Accounting Standard ("SFAS") No. 141, Business  Combinations and SFAS
No. 142,  Goodwill and Other  Intangible  Assets.  SFAS No. 141  requires  that the purchase  method of  accounting  be used for all  business  combinations  initiated after June 30, 2001.  Use of the  pooling-of-interests  method is prohibited  after that date.  SFAS No.  142  changes  the  accounting  for  goodwill  and  intangible assets with  indefinite  lives from an  amortization  method to an  impairment-only approach and  requires  intangible  assets with finite  lives to be amortized  over their useful  lives.  Therefore,  amortization  of goodwill and  intangible  assets with  indefinite  lives will cease upon  adoption of this  statement.  SFAS No. 142 is required to be applied in fiscal years  beginning  after  December 15, 2001. The
Company is currently  assessing the impact,  if any, that SFAS No. 141 and SFAS No.
142 may have on its financial condition and results of operations.

In August  2001,  the FASB  issued  SFAS No.  144,  Accounting  for  Impairment  or
Disposal of Long-Lived Assets,  which addresses  accounting and financial reporting for the  impairment or disposal of long-lived  assets.  This statement is effective for fiscal  years  beginning  after  December  15,  2001.  The Company is currently assessing  the  impact,  if  any,  that  SFAS  No.  144 may  have on its  financial condition and results of operations.

                            PART II - OTHER INFORMATION

      Item 1. Legal proceedings

              None.

      Item 2. Changes in Securities and Use of Proceeds

               None.

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

      Reports on Form 8-K

              None.

                                    SIGNATURES

      Pursuant to the  requirements  of the  Securities Act of 1934, the Registrant and has duly  caused  this  report to be signed on its  behalf by the  undersigned, thereunto  duly  authorized,  in the City of San Carlos,  State of  California,  on
November 19, 2001.

                                          IMAGINON, INC.

                                             By:/s/ David M. Schwartz
                                             David M. Schwartz,
                                             Chairman, Chief Executive Officer
                                             and President

               SIGNATURES                    TITLE                DATE
               ----------                    -----                ----
      /s/ David M. Schwartz             Chief Executive     November 19, 2001
      ---------------------              Officer and
      David M. Schwartz                  Director

      /s/ James A. Newcomb              Chief Financial     November 19, 2001
      --------------------               Officer and
      James A. Newcomb                   Director